Form 10-Q
period 1995-03-31
MCFARLAND ENERGY INC
filed 1995-05-15
CIK 63959

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Quarter ended      March 31, 1995
                  ---------------------------

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission File No.   0-8232
                   --------------


                            McFarland Energy, Inc.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                        95-2756635
- ------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

      10425 South Painter Avenue,
     Santa Fe Springs, California                                90670
- ------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (310)  944-0181
                                                   -----------------------

                                     None
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                     ---      ----


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               5,227,609 Shares

                            McFarland Energy, Inc.
                    Consolidated Statements of Operations
                                 (Unaudited)



                                                 Three Months Ended March 31,
                                                ------------------------------
                                                     1995             1994
                                                ---------------   ------------

Revenues:
    Oil and gas                                   $  4,357,000     $2,905,000
    Interest and other                                 163,000         42,000
    Gain on sale of assets                                 ---          8,000
                                                  ------------     ----------
                                                     4,520,000      2,955,000
                                                  ------------     ----------
Costs and expenses:
    Crude oil and gas production                     1,672,000      1,434,000
    Exploration, including dry holes                   213,000        259,000
    Depletion and depreciation                       1,196,000        699,000
    General and administrative                         540,000        720,000
    Litigation settlement                          (17,158,000)           ---
    Property impairments                             5,515,000            ---
    Interest                                           228,000         73,000
    Other                                              462,000        119,000
                                                  ------------     ----------
                                                    (7,332,000)     3,304,000
                                                  ------------     ----------

Income (loss) before income taxes                   11,852,000       (349,000)
                                                  ------------     ----------


Income taxes:
    Current                                            212,000            ---
    Deferred                                         1,566,000            ---
                                                  ------------     ----------
                                                     1,778,000            ---
                                                  ------------     ----------

Net income (loss)                                 $ 10,074,000     $ (349,000)
                                                  ============     ==========


Net income (loss) per common share                      $ 1.93         $(0.07)
                                                         =====          =====

Weighted average number of shares outstanding        5,220,984      5,199,359
                                                     =========      =========



                             (See notes following)

                            McFarland Energy, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                     March 31,    December 31,
                                                    -----------   ------------
                                                        1995          1994
                                                    -----------   -----------
ASSETS
- ------

Current Assets:
 Cash and short-term investments                    $ 5,942,000   $ 1,864,000
 Accounts receivable                                  4,631,000     5,698,000
 Crude oil inventory                                    326,000       280,000
 Materials and supplies inventory                       113,000       290,000
 Prepaids and other current assets                      373,000       638,000
                                                    -----------   -----------
  Total current assets                               11,385,000     8,770,000
                                                    -----------   -----------

Property and Equipment                               86,134,000    84,829,000
 Less accumulated depletion and depreciation         57,051,000    51,090,000
                                                    -----------   -----------
                                                     29,083,000    33,739,000
                                                    -----------   -----------

Other Assets                                            291,000     1,036,000
                                                    -----------   -----------
                                                    $40,759,000   $43,545,000
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
 Accounts payable                                   $ 2,141,000   $ 2,359,000
 Royalties and revenue payable                        1,343,000     1,657,000
 Income taxes payable                                   212,000           ---
 Other accrued liabilities                              512,000     1,212,000
 Current portion of long-term debt                          ---       750,000
                                                    -----------   -----------
  Total current liabilities                           4,208,000     5,978,000
                                                    -----------   -----------

Convertible Notes                                     2,600,000     2,600,000
                                                    -----------   -----------

Production Payment Notes                              3,406,000     3,481,000
                                                    -----------   -----------

Long-term Debt                                              ---    12,650,000
                                                    -----------   -----------

Deferred Income Taxes                                 1,771,000       205,000
                                                    -----------   -----------

Stockholders' Equity:
 Common stock, $1.00 par value                        5,227,000     5,212,000
 Additional paid-in capital                          18,890,000    18,836,000
 Retained earnings (deficit)                          4,657,000    (5,417,000)
                                                    -----------   -----------
                                                     28,774,000    18,631,000
                                                    -----------   -----------

                                                    $40,759,000   $43,545,000
                                                    ===========   ===========

                             (See notes following)

                            McFarland Energy, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              -----------------------------
                                                                                  1995              1994
                                                                              ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $ 10,074,000       $ (349,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depletion and depreciation                                                   1,196,000          699,000
    Dry holes, abandonments and impairments                                      5,724,000          209,000
    Deferred income taxes                                                        1,566,000              ---
    (Gain) on sale of assets                                                           ---           (8,000)
    Other                                                                          428,000          119,000
    Change in assets and liabilities:
      Decrease (increase) in:
        Receivables                                                              1,067,000         (239,000)
        Inventory                                                                  (46,000)          (1,000)
        Prepaids and other current assets                                          265,000          302,000
      Increase (decrease) in:
        Accounts payable                                                          (468,000)        (236,000)
        Royalties and revenue payable                                             (314,000)         133,000
        Taxes payable                                                              212,000              ---
        Other accrued expenses                                                    (701,000)         (86,000)
                                                                              ------------       ----------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                     19,003,000          543,000
                                                                              ------------       ----------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, including dry holes                        (1,514,000)        (867,000)
 Proceeds from sales of property and equipment                                         ---            8,000
 Other                                                                              (5,000)         (13,000)
                                                                              ------------       ----------

  NET CASH USED IN INVESTING ACTIVITIES                                         (1,519,000)        (872,000)
                                                                              ------------       ----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
 Payments on debt                                                              (13,475,000)             ---
 Exercise of stock options                                                          69,000              ---
                                                                              ------------       ----------

 NET CASH USED IN FINANCING ACTIVITIES                                         (13,406,000)             ---
                                                                              ------------       ----------

 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              4,078,000         (329,000)

 Cash and cash equivalents at the beginning of the year                          1,864,000        2,557,000
                                                                              ------------       ----------

 CASH AND CASH EQUIVALENTS AT MARCH 31,
   1995 AND 1994                                                              $  5,942,000       $2,228,000
                                                                              ============       ==========

                             (See notes following)

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1995


Note 1.  Statement from Management
- -------  -------------------------

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary to present fairly the financial position at March 31, 1995 and December 31, 1994 and the results of operations for the three months ended March 31, 1995 and 1994.


Note 2.  Principles of Consolidation
- -------  ---------------------------

     The consolidated financial statements include the accounts of McFarland Energy, Inc. and its wholly-owned subsidiary, Carl Oil & Gas Co. ("Company"). All intercompany accounts and transactions have been eliminated in consolidation.


Note 3.  Settlement of Chevron Lawsuit
- -------  -----------------------------

     On January 16, 1995, the Company announced that it had settled with Chevron the lawsuit of McFarland Energy, Inc. v. Chevron U.S.A., Inc. (Case No.
               ----------------------------------------------
BC023747) for the sum of $25,673,000. In September 1994, a Los Angeles Superior Court jury trial awarded the Company compensatory and punitive damages totalling $47,300,000. On January 13, 1995, the Company and Chevron entered into a final settlement agreement and funds in the amount of $25,673,000 were wired to the Company on January 17, 1995. Of the total settlement amount, $8,292,000 was paid to the Company's outside attorneys and the Company incurred various other costs totalling $223,000. The net settlement amount of $17,158,000 was recognized as a gain in the first quarter of 1995.


Note 4.  Property Impairments
- -------  --------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met.

     Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1995
                                  (Continued)


amount of all proved properties with their aggregate future net cash flows. At December 31, 1994, the future net cash flows of these proved properties was $65,000,000 as compared to the net book carrying amount of $33,000,000. The new statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a property by property impairment review.

     The Company adopted SFAS No. 121 in the first quarter of 1995, and primarily as a result of significantly lower natural gas prices, recorded an impairment loss on certain oil and gas properties totalling $4,765,000. In addition, the Company wrote-off its investment in a natural gas marketing and gas gathering company in the amount of $750,000. The impairment loss on the oil and gas properties was calculated as the difference between the asset book carrying amounts and future net cash flow projections, giving consideration to recent prices, pricing trends and discount rates. These projections represent the Company's best estimate of fair value based on the information available.

Note 5.  Credit Agreement
- -------  ----------------

     On April 20, 1994, the Company entered into a new credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility.

     On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill Field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. Under the amended agreement, the revolving credit facility is to be used for working capital, capital expenditures and oil and gas property acquisitions. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At March 31, 1995, there was no outstanding borrowing under this facility.

     The term loan credit facility consisted of a seven-year term loan up to $6,000,000 and repayable over twenty-four successive quarterly equal installments commencing on June 1, 1995. The interest rate on borrowed funds was either the bank's reference rate plus .5%, a negotiated fixed rate or LIBOR plus 2%. In conjunction with the acquisition of the Star Fee property, the Company borrowed $6,000,000 under the term loan facility. The term loan was collateralized by two of the Company's principal crude oil producing properties. In March 1995, the Company repaid all the outstanding borrowing under the term loan facilities. At March 31, 1995, there was no outstanding borrowing under this facility.

    The Credit Agreement contains certain covenants which require maintenance of minimum levels of net worth and working capital, maintenance of minimum or maximum financial ratios, and certain limitations on the incurrence of liens or encumbrances on the Company's assets. The Company is

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1995
                                  (Continued)


required to pay a quarterly commitment fee of .375% per annum on the unused portion of the revolving credit facility. There were no compensating balance requirements.

Note 6.  Production Payment Notes
- -------  ------------------------

     On April 22, 1994, the Company issued $3,624,000 of 5% seven-year production payment notes ("Notes") in conjunction with the Star Fee property acquisition. Interest payments are due quarterly, while monthly principal payments occur when the average monthly crude oil selling price of the property's production exceeds $12.00 per barrel. When the monthly average selling price is between $12.00 and $15.01 per barrel, the sum of the principal payments will be equal to $1.00 per each net revenue barrel produced from the property in that month. When the monthly average selling price exceeds $15.00 per barrel, the sum of the principal payments will be equal to $2.00 per each net revenue barrel produced from the property in that month.

     The Notes are due February 1, 2001. The Company has the option to make the final payment of the outstanding balance in either cash, Company common stock, or a combination of both. The market value per share of common stock delivered will be based on the average quoted closing price on the National Association of Securities Dealers Stock Market System for the twenty trading days prior to January 20, 2001. The Notes are collateralized by one of the Company's principal crude oil properties.

Note 7.  Convertible Notes
- -------  -----------------

     On January 4, 1993, the Company refinanced its previously issued convertible notes with the issuance of a single $2,600,000 convertible note to its largest institutional shareholder. The note bears interest at 8% per annum and is due January 4, 2003. The terms of the new note call for quarterly interest payments through January 4, 2003, or up to the date of conversion. The Company has the option to convert the note to its common stock at any time after January 4, 1996 provided that the Company's common stock has been quoted by the National Association of Securities Dealers at a weighted average price of $6.50 per share, or higher, for at least nineteen out of twenty consecutive business days. This note may also be converted at the option of the note holder at any time after January 4, 1994 at the rate of one share of the Company's common stock for each $6.50 principal amount.

     The note is subordinate to any senior indebtedness incurred by the Company and restricts payment of dividends on common stock if there exists any unpaid accrued interest.

Note 8.  Commitments and Contingencies
- -------  -----------------------------

     The Company has certain contingent liabilities with respect to litigation, claims, taxes, government regulations, and contractual agreements arising from the ordinary course of business. While there are always risks inherent in the resolution of any contingency, it is the opinion of management that such contingent liabilities will not result in any loss which would have an adverse material effect on the Company's financial position.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity
- ---------

     Net cash provided by operating activities before changes in assets and liabilities in the first quarter of 1995 totalled $18,988,000. First quarter cash flow included the net proceeds from the Company's settlement of its lawsuit with Chevron U.S.A., Inc. ("Chevron") in January 1995. (See Note 3. of Notes to Unaudited Financial Statements.) Proceeds from the settlement, net of outside attorney fees and other third-party costs totalled $17,158,000. First quarter 1995 operating cash flow, excluding the lawsuit settlement proceeds and related estimated taxes, totalled $2,042,000, an increase of 205% over the prior year period. Sharply higher crude oil and natural gas production combined with higher crude prices were the principal reasons for the increased operating cash flow in the first quarter of 1995.

     In the first quarter of 1995, crude oil production increased 48% above the prior year to 273,000 barrels. The Star Fee property, acquired in April 1994, was the principal reason for the sharp increase. In the first quarter, the Star Fee averaged 1,100 gross barrels per day. The Company's other core Midway Sunset Field property, the McDonald, averaged over 1,400 gross barrels per day during the quarter, which was nearly 15% higher from a year ago. In March, the Company commenced its twenty-one well development drilling program at the Midway Sunset Field properties. Currently, eight wells have been completed on McDonald, and the remaining thirteen wells on the Star Fee are in progress. At the completion of this drilling program, the Company expects its daily crude production to increase by approximately 15% by the end of the second quarter.

     Natural gas production in the first quarter increased 71% above the prior year to 538,000 MCF. Higher volumes were attributable to the Company's California Northern San Joaquin Valley exploration wells and the recently acquired East Texas properties in the Oak Hill Field. During the first quarter, seven wells in the Northern San Joaquin Valley produced an average of 8,900 gross MCF per day, or 2,300 MCF net to the Company. An eighth well was put on production in April. The Oak Hill Field properties contributed 1,600 MCF per day to the Company's first quarter net gas production. During the quarter, two of the four budgeted development wells in the Oak Hill Field were completed and on production.

     In March, the Company curtailed its natural gas production in light of the unusually low prices being experienced throughout the United States. In the Northern San Joaquin Valley, natural gas prices have been particularly weak, with the Company currently receiving prices below $0.80 per MCF, net of transportation costs. Presently, the Company has curtailed gas production in this area by approximately 33% and is closely monitoring the California gas market. Production will remain curtailed indefinitely until prices have risen to economically more acceptable levels. In the Oak Hill Field, gas prices are presently averaging $1.55 per MCF, net of transportation costs. The Company has postponed the completion of its third and fourth development wells pending a review of project economics and discussions with co-owners. Curtailment of gas production will result in reduced 1995 cash flow; however, the Company believes that it will still be able to fund its current capital expenditure programs with its internally generated cash flow.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)


     In the first quarter of 1995, companywide crude oil prices, including the effects of the Company's hedge, averaged $13.42 per barrel as compared to $11.90 per barrel received in the first quarter of 1994. In 1995, the hedge reduced the net crude price by $0.16 per barrel, while in 1994, the hedge increased the first quarter price by $2.12 per barrel. California crude prices have been especially strong in 1995. The posted price for the Company's predominate Midway Sunset Field crude averaged $13.14 per barrel in the first quarter of 1995, compared to $8.99 per barrel a year ago. Since the end of the first quarter, prices have risen further. The Midway Sunset Field posted price currently stands at $15.00 per barrel. While domestic crude prices in general have risen, California crude prices have experienced a relatively more significant increase. The price differential between the benchmark West Texas Intermediate crude and the heavier California crude has narrowed substantially from its historical spread of $7.00-$9.00 per barrel, to the current year difference of $4.00-$5.00 per barrel. Higher prices and the reduced differential will have an extremely favorable effect on the Company's future cash flow and financial results.

     The Company has a hedging agreement with a local refiner that covers 2,000 barrels per day and runs to November 1, 1996. The objective of the hedge is to ensure the Company an acceptable level of cash flow from the sale of its crude oil. Under the terms of the hedge agreement, when the prevailing posted price for Midway Sunset Field crude is between $8.50-$11.24 per barrel, the Company receives an amount equal to the difference between $11.25 and the prevailing price, times 2,000 barrels per day. Conversely, when the Midway Sunset Field posted price is between $13.01-$15.75, the Company pays to the refiner an amount equal to the difference between the prevailing price and $13.00, up to a maximum of $2.75 per barrel, times 2,000 barrels per day. The terms of the agreement change slightly with respect to price during the period of November 1995 through October 1996. During the first quarter of 1995, the Company paid the refiner $44,000. At the present $15.00 posted price, the Company will pay the refiner and its revenues will be reduced by $4,000 per day in 1995.

      On January 13, 1995, the Company and Chevron entered into a final settlement agreement covering the lawsuit of McFarland Energy, Inc. v. Chevron U.S.A., Inc.( Case No. BC023747 ). Funds were wired to the Company on January 17, 1995 in the amount of $25,673,000, of which the Company realized $17,158,000 after attorney fees and other costs. With the net proceeds, the Company paid-off all of its outstanding bank debt in the first quarter of 1995 and invested the remaining funds in top-rated commercial paper. The financial effect of the lawsuit settlement on the remainder of 1995 will be to increase the Company's cash flow by more than $1,000,000 as a result of reduced interest expense and higher interest income.

     The Company presently maintains an unsecured $10,000,000 revolving line of credit facility with a major bank which expires on March 31, 1996. This facility is to be used for producing property acquisitions. At March 31, 1995, there was no outstanding borrowing. The Company believes that it has substantially greater borrowing capacity, should the need arise, in order to make one or more significant producing property acquisitions.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)


Capital Resources
- -----------------

     At March 31, 1995, the Company had net working capital of $7,177,000, an increase of 157% from the beginning of the year. This sharp increase reflected the proceeds from the settlement of the Chevron lawsuit, together with the strong first quarter operating results.

     In the first quarter of 1995, capital expenditures totalled $1,514,000. Development activities accounted for $1,298,000 of first quarter expenditures, while exploration activities totalled $216,000.

     Development activities in the first quarter were principally related to the Company's drilling programs in the Oak Hill Field in East Texas and the Midway Sunset Field in California. In the Oak Hill Field, two in-fill development wells were drilled and put on production during the first quarter. A third well was drilling in-progress at the end of the quarter. In the Midway Sunset Field, the Company commenced its twenty-one well drilling program on the McDonald and Star Fee properties. Drilling under this program is scheduled to be completed by the end of May. A total of $4,500,000 is budgeted for the development drilling programs in 1995.

     First quarter exploration expenditures consisted of the drilling of one successful well in the Northern San Joaquin Valley and prospect development costs. Since the end of the quarter, a second well was drilled and was a dry hole. The Company has plans to drill several more wells in the Northern San Joaquin Valley in 1995.

     The Company believes that it will be able to fund its remaining 1995 capital expenditure projects with its internally generated cash flow. However, should the need arise, it could utilize its available revolving line of credit facility to fund its commitments.


New Accounting Pronouncement
- ----------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has adopted this new statement in the first quarter of 1995. The effect of the adoption of SFAS No.121 resulted in the recognition of an impairment write-down of certain oil and gas properties and an investment in a natural gas marketing company totalling $5,515,000. See Note 4. of Notes to Unaudited Financial Statements for further details.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                  Three Months Ended March 31, 1995 and 1994
                  ------------------------------------------


     For the three months ended March 31, 1995, oil and gas revenues increased 52% to $4.4 million. This significant increase was primarily due to higher crude oil and natural gas production combined with higher crude oil prices in the first quarter of 1995.

     Crude oil production in the first quarter of 1995 increased 48% to 273,000 barrels. This increase was principally attributable to the Star Fee property which was acquired in April 1994 and averaged 1,100 gross barrels per day in the current quarter. Natural gas production totalled 538,000 MCF, a 71% increase over the prior year period. This significant increase was primarily attributable to production from the Northern San Joaquin Valley exploration wells in California and from the Oak Hill Field wells in East Texas. In 1995, there were seven wells producing in the Northern San Joaquin Valley, as compared to one well on production a year ago. These wells accounted for 208,000 MCF of the Company,s first quarter gas production, while the Oak Hill Field properties contributed 141,000 MCF.

     The average crude oil price received in 1995, excluding the effects of the hedge, was $13.58 per barrel as compared to $9.78 per barrel in 1994. In 1995, the hedge program decreased revenues by $44,000 or $0.16 per barrel. A year ago, the hedge increased revenues by $398,000, or $2.12 per barrel. Natural gas prices averaged $1.28 per MCF in 1995 as compared to $2.04 per MCF received in the first quarter of 1994.

     Oil and gas production costs for the first quarter of 1995 increased 17% to $1,672,000, reflecting the additional costs associated with the Star Fee and Oak Hill properties, which were acquired in 1994. However, more significantly, the average lifting cost on a per barrel of oil equivalent basis ("BOE") declined 24% to $4.62 per BOE as compared to $6.08 per BOE in 1994. This significant decrease in BOE lifting costs reflects higher oil and gas production volumes.

     Depletion and depreciation increased 71% to $1,196,000 as a result of the addition of the Star Fee and Oak Hill properties. General and administrative expense decreased 25% to $540,000 for the first three months of 1995 reflecting lower legal fees paid in the current year.

     In the first quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets be reviewed for impairment on a property by property basis. See Note 4. of Notes to Unaudited Financial Statements. As a result, the Company recorded an impairment loss of $4,765,000 on certain oil and gas properties and a write-down of $750,000 on its investment in a natural gas marketing and gas gathering company.

     Litigation settlement reflects the net proceeds received from the settlement of the Company,s lawsuit with Chevron U.S.A., Inc. in January 1995. See Note 3. of Notes to Unaudited Financial Statements.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                  Three Months Ended March 31, 1995 and 1994
                  ------------------------------------------
                                  (Continued)


     In the first quarter of 1995, other expense of $462,000 represented the write-down of tubular inventories and accruals for estimated future environmental costs.

                            McFarland Energy, Inc.
                                   Form 10-Q
                                March 31, 1995

                                    Part II

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a)   Exhibits:

          (27) Financial Data Schedule.

    (b)   Reports on Form 8-K:   none

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            McFARLAND ENERGY, INC.


Date: May 12, 1995                          /s/ RONALD T YOSHIHARA
     --------------------------             --------------------------------
                                            Ronald T Yoshihara
                                            Treasurer
                                            (Chief Financial Officer)



                                            /s/ J. C. McFARLAND
                                            ---------------------------------
                                            J. C. McFarland
                                            Chief Executive Officer