Form 10-Q
period 1995-06-30
MCFARLAND ENERGY INC
filed 1995-08-14
CIK 63959

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


For Quarter ended                     June 30, 1995
                  -------------------------------------------------------------


                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ________________ to ________________

Commission File No.     0-8232
                    -------------

                            McFarland Energy, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        Delaware                                 95-2756635
------------------------------------------------------------------------------
            (State or other jurisdiction of                   (I.R.S. Employer
             incorporation or organization)                  Identification No.)

10425 South Painter Avenue, Santa Fe Springs, California            90670
------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (310) 944-0181
                                                    ------------------

                                     None
------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No
                                      ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               5,229,609 Shares

                            McFarland Energy, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                  Three Months                Six Months
                                                 Ended June 30,             Ended June 30,
                                               -----------------           ------------------
                                               1995         1994           1995          1994
                                               ----         ----           ----          ----
Revenues:
  Oil and gas                               $4,926,000   $3,345,000   $  9,330,000    $6,250,000
  Interest and other                           126,000       42,000        242,000        84,000
  Gain on sale of assets                       119,000        4,000        119,000        12,000
                                            ----------   ----------   ------------    ----------
                                             5,171,000    3,391,000      9,691,000     6,346,000
                                            ----------   ----------   ------------    ----------
Costs and expenses:
  Crude oil and gas production               1,813,000    1,518,000      3,485,000     2,952,000
  Exploration, including dry holes
     and abandonments                          470,000      214,000        683,000       473,000
  Depletion and depreciation                 1,138,000      769,000      2,334,000     1,468,000
  General and administrative                   624,000      464,000      1,164,000     1,184,000
  Litigation settlement                            ---          ---    (17,158,000)          ---
  Property impairments                             ---          ---      5,515,000           ---
  Interest                                     115,000      164,000        343,000       237,000
  Other                                         27,000       26,000        489,000       145,000
                                            ----------   ----------   ------------    ----------
                                             4,187,000    3,155,000     (3,145,000)    6,459,000
                                            ----------   ----------   ------------    ----------

Income (loss) before income taxes              984,000      236,000     12,836,000      (113,000)
                                            ----------   ----------   ------------    ----------
Income taxes:
  Current                                          ---          ---        212,000           ---
  Deferred                                     144,000          ---      1,710,000           ---
                                            ----------   ----------   ------------    ----------
                                               144,000          ---      1,922,000           ---
                                            ----------   ----------   ------------    ----------

Net income (loss)                           $  840,000   $  236,000   $ 10,914,000    $ (113,000)
                                            ==========   ==========   ============    ==========

Net income (loss) per common share            $   0.16     $   0.05       $   2.09      $  (0.02)
                                            ==========   ==========   ============    ==========

Weighted average number of shares
  outstanding                                5,228,276    5,199,359      5,224,630     5,199,359
                                            ==========   ==========   ============    ==========

                             (See notes following)

                            McFarland Energy, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                   June 30,     December 31,
                                                -------------   ------------
                                                     1995          1994
                                                     ----          ----
ASSETS
------

Current Assets:
 Cash and short-term investments                  $ 4,209,000   $ 1,864,000
 Accounts receivable                                5,142,000     5,698,000
 Crude oil inventory                                  338,000       280,000
 Materials and supplies inventory                     155,000       290,000
 Prepaids and other current assets                    165,000       638,000
                                                  -----------   -----------
  Total current assets                             10,009,000     8,770,000
                                                  -----------   -----------

Property and Equipment                             89,742,000    84,829,000
 Less accumulated depletion and
  depreciation                                     57,998,000    51,090,000
                                                  -----------   -----------
                                                   31,744,000    33,739,000
                                                  -----------   -----------

Other Assets                                          286,000     1,036,000
                                                  -----------   -----------
                                                  $42,039,000   $43,545,000
                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:

  Accounts payable                                 $2,563,000    $2,359,000
  Royalties and revenue payable                     1,524,000     1,657,000
  Other accrued liabilities                           481,000     1,212,000
  Current portion of long-term debt                       ---       750,000
                                                  -----------   -----------
         Total current liabilities                  4,568,000     5,978,000
                                                  -----------   -----------

Convertible Notes                                   2,600,000     2,600,000
                                                  -----------   -----------

Production Payment Notes                            3,330,000     3,481,000
                                                  -----------   -----------

Long-term Debt                                            ---    12,650,000
                                                  -----------   -----------

Deferred Income Taxes                               1,915,000       205,000
                                                  -----------   -----------

Stockholders' Equity:
  Common stock, $1.00 par value                     5,230,000     5,212,000
  Additional paid-in capital                       18,899,000    18,836,000
  Retained earnings (deficit)                       5,497,000    (5,417,000)
                                                  -----------   -----------
                                                   29,626,000    18,631,000
                                                  -----------   -----------

                                                  $42,039,000   $43,545,000
                                                  ===========   ===========

                             (See notes following)

                             McFarland Energy, Inc
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Six Months Ended June 30,
                                                    --------------------------
                                                         1995          1994
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $ 10,914,000   $  (113,000)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depletion and depreciation                           2,334,000     1,468,000
  Dry holes, abandonments and impairments              6,155,000       379,000
  Deferred income taxes                                1,710,000           ---
  (Gain) on sale of assets                              (119,000)      (12,000)
  Other                                                  428,000       145,000
  Change in assets and liabilities:
    Decrease (increase) in:
      Receivables                                        556,000      (547,000)
      Inventory                                         (100,000)      (90,000)
      Prepaids and other current assets                  473,000       323,000
    Increase (decrease) in:
      Accounts payable                                   (46,000)      806,000
      Royalties and revenue payable                     (133,000)      299,000
      Other accrued expenses                            (731,000)     (340,000)
                                                    ------------   -----------

 NET CASH PROVIDED BY OPERATING ACTIVITIES            21,441,000     2,318,000
                                                    ------------   -----------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, including
   dry holes                                          (5,758,000)  (13,079,000)
 Proceeds from sales of property and equipment           132,000        12,000
                                                    ------------   -----------

 NET CASH USED IN INVESTING ACTIVITIES                (5,626,000)  (13,067,000)
                                                    ------------   -----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
 Payments on debt                                    (13,551,000)          ---
 Exercise of stock options                                81,000           ---
 Issuance of production payment notes                        ---     3,852,000
 Proceeds from long-term borrowings                          ---     6,000,000
                                                    ------------   -----------

 NET CASH (USED IN) FROM FINANCING ACTIVITIES        (13,470,000)    9,852,000
                                                    ------------   -----------

 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     2,345,000      (897,000)

 Cash and cash equivalents at the beginning of
   the year                                            1,864,000     2,557,000
                                                    ------------   -----------

 CASH AND CASH EQUIVALENTS AT JUNE 30,
   1995 AND 1994                                    $  4,209,000   $ 1,660,000
                                                    ============   ===========

                             (See notes following)

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                 June 30, 1995


Note 1.  Statement from Management
-------  -------------------------

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary to present fairly the financial position at June 30, 1995 and December 31, 1994 and the results of operations for the three and six months ended June 30, 1995 and 1994.


Note 2.  Principles of Consolidation
-------  ---------------------------

     The consolidated financial statements include the accounts of McFarland Energy, Inc. and its wholly-owned subsidiary, Carl Oil & Gas Co. ("Company"). All intercompany accounts and transactions have been eliminated in consolidation.


Note 3.  Settlement of Chevron Lawsuit
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


Note 4.  Property Impairments
-------  --------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met.

     Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                 June 30, 1995
                                  (Continued)

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

Note 5.  Credit Agreement
-------  ----------------

     On April 20, 1994, the Company entered into a new credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility.

     On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill Field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. Under the amended agreement, the revolving credit facility is to be used for working capital, capital expenditures and oil and gas property acquisitions. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At June 30, 1995, there was no outstanding borrowing under this facility.

     The term loan credit facility consisted of a seven-year term loan up to $6,000,000 and repayable over twenty-four successive quarterly equal installments commencing on June 1, 1995. The interest rate on borrowed funds was either the bank's reference rate plus .5%, a negotiated fixed rate or LIBOR plus 2%. In conjunction with the acquisition of the Star Fee property, the Company borrowed $6,000,000 under the term loan facility. The term loan was collateralized by two of the Company's principal crude oil producing properties. In March 1995, the Company repaid all the outstanding borrowing under the term loan facility. At June 30, 1995, there was no outstanding borrowing under this facility.

     The Credit Agreement contains certain covenants which require maintenance of minimum levels of net worth and working capital, maintenance of minimum or maximum financial ratios, and certain limitations on the incurrence of liens or encumbrances on the Company's assets. The Company is

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                 June 30, 1995
                                  (Continued)

required to pay a quarterly commitment fee of .375% per annum on the unused portion of the revolving credit facility. There were no compensating balance requirements.

Note 6.  Production Payment Notes
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

Note 7.  Convertible Notes
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

Note 8.  Commitments and Contingencies
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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity
---------

     Net cash provided by operating activities before changes in assets and liabilities in the first half of 1995 totalled $21,422,000. The 1995 cash flow included the net proceeds from the Company's settlement of its lawsuit with Chevron U.S.A., Inc. ("Chevron") in January 1995. See Note 3. of Notes to Unaudited Financial Statements. Proceeds from the settlement, net of attorney fees and other third-party costs, totalled $17,158,000. First half operating cash flow, excluding the lawsuit settlement proceeds and related estimated taxes, totalled $4,542,000, or an increase of 132% over the prior year period. Sharply higher crude oil and natural gas production and lower operating costs, combined with higher crude prices were the principal reasons for the increased operating cash flow. The Company's operating fundamentals continue to strengthen as second quarter cash flow increased 22% over the first quarter to $2,500,000.

     Crude oil production in the first half of 1995 increased 45% from a year ago to 577,000 barrels, or nearly 3,200 barrels per day. This significant increase in current year production reflects the continued success of the Company's development drilling and steam injection programs at its two core California Midway Sunset Field properties, the McDonald and Star Fee. In the first half of 1995, the Company drilled a total of twenty-one wells and recompleted five wells on these two properties. As a result of these development activities, the Company expects its total daily oil production to increase by approximately 15%. The full effects of this program will not be realized until the third quarter of this year.

     Natural gas production in the first half of 1995 averaged 5,900 MCF per day, an increase of 84% over the same period in 1994. The significant increase in natural gas production was attributable to the Company's East Texas and California Northern San Joaquin Valley operations. In the second quarter of 1995, the Company drilled and completed the final two wells of its four in-fill well development drilling program at the Oak Hill Field in East Texas. These two wells were put on production in June, and therefore, the full effects will not be felt until the third quarter. Third quarter gas production from the Oak Hill Field should approach 4,000 MCF per day. In the Northern San Joaquin Valley, eight wells were on production during the first half of 1995, while one well remained shut-in. The Company's net production from these wells averaged 1,800 MCF per day in the first half of the year. Presently, approximately 30% of the Northern San Joaquin Valley production is curtailed as a result of the prevailing low gas prices.

     Crude oil prices in the first half of 1995 were more than $3.00 per barrel higher than in the same period in 1994. California crude prices have been especially strong thus far in 1995. The Company's predominate Midway Sunset Field crude averaged $13.91 per barrel in 1995 as compared to $10.32 per barrel in the first half of 1994. Of particular importance during 1995, was the fact that the price differential between the "heavy" Midway Sunset Field crude and the benchmark West Texas Intermediate ("WTI") crude narrowed substantially and remains at historically narrow levels. Prior to 1995, this price differential typically ranged between $7.00 to $9.00 per barrel. In 1995, the differential has been

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                   (Continued)

between $3.00 to $4.00 per barrel. The Company believes that the reduced differential is a result of the combination of declining West Coast oil production, increased heavy oil refining capacity, and the pending repeal of the ban on the export of Alaskan North Slope crude oil. Should this narrowed price differential become permanent, the effect on the Company's operations would be very favorable. The resulting relatively higher California crude prices would increase the value of the Company's California oil reserves and also increase its future operating cash flow.

     The Company has a hedging agreement with a local refiner that covers 2,000 barrels per day and runs to November 1, 1996. The objective of the hedge is to ensure the Company an acceptable level of cash flow from the sale of its crude oil. Under the terms of the hedge agreement, when the prevailing posted price for Midway Sunset Field crude is between $8.50-$11.24 per barrel, the Company receives an amount equal to the difference between $11.25 and the prevailing price, times 2,000 barrels per day. Conversely, when the Midway Sunset Field posted price is between $13.01-$15.75, the Company pays to the refiner an amount equal to the difference between the prevailing price and $13.00, up to a maximum of $2.75 per barrel, times 2,000 barrels per day. The terms of the agreement change slightly with respect to price during the period of November 1995 through October 1996. During the first half of 1995, the Company paid the refiner $348,000. Should posted prices remain at their present levels, the Company will pay the refiner and its revenues will be reduced by $1,000 per day for the rest of 1995.

     Natural gas prices continued to be extremely weak throughout the first half of 1995. The Company received an average price of $1.23 per MCF during this period, which was 39% lower than the $2.03 per MCF received a year ago. California gas prices have been especially weak, reflecting excess supply and soft demand. For most of 1995, the Company's lower BTU gas produced in the Northern San Joaquin Valley has been selling for less than $1.00 per MCF. In response to these low gas prices, the Company has curtailed approximately 30% of its production capacity in the Northern San Joaquin Valley. At this time, it is uncertain how long the current domestic natural gas market conditions will persist and what impact it will have on the Company's future cash flow and financial results.

     On January 13, 1995, the Company and Chevron entered into a final settlement agreement on the lawsuit of McFarland Energy, Inc. v. Chevron U.S.A., Inc. (Case No. BC023747). Funds were wired to the Company on January 17, 1995 in the amount of $25,673,000, of which the Company realized $17,158,000 after attorney fees and other costs. With the net proceeds, the Company paid-off all of its outstanding bank debt in the first quarter of 1995 and invested the remaining funds in top-rated commercial paper.

     The Company presently maintains an unsecured $10,000,000 revolving line of credit facility with a major bank which expires on March 31, 1996. The revolving line of credit facility is to be used for producing property acquisitions. At June 30, 1995, there was no outstanding borrowing. The Company believes that it has substantially greater borrowing capacity should the need arise in order to make one or more significant producing property acquisitions.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                   (Continued)

Capital Resources
-----------------

     At June 30, 1995, the Company had net working capital of $5,441,000, an increase of 95% from the beginning of the year. This sharp increase in net working capital reflected the settlement proceeds resulting from the Chevron lawsuit and the strong first half operating results.

     In the first half of 1995, capital expenditures totalled $5,758,000. Development activities accounted for 89% or $5,133,000, while exploration activities totalled $625,000 or 11% of the total.

     In the Oak Hill Field, the Company completed its four in-fill development well drilling program and had all four wells on production by the end of the second quarter. In the Midway Sunset Field, the Company completed the drilling of twenty-one development wells and five well recompletions on the McDonald and Star Fee properties. Total cost of these development drilling activities was $4,485,000.

     Exploration expenditures in the first half of 1995 consisted of the drilling of two wells in the Northern San Joaquin Valley and two wells in the Sacramento Valley of California. One well was successfully completed and is currently shut-in. Other exploration expenditures were incurred for prospect development costs. In light of the prevailing low California natural gas prices, the Company has slowed its budgeted exploratory activities and is now in the process of evaluating its exploration budget for the remainder of the year.

     The Company believes that it will be able to fund its remaining 1995 capital expenditure projects with its internally generated cash flow and existing cash balances. However, should the need arise, it could utilize its available revolving line of credit facility to fund its commitments.

New Accounting Pronouncement
----------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted this new statement in the first quarter of 1995. The effect of the adoption of SFAS No.121 was to result in the recognition of an impairment write-down of certain oil and gas properties and other assets totalling $5,515,000. See Note 4. of Notes to Unaudited Financial Statements for further details.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                    Six Months Ended June 30, 1995 and 1994
                    ---------------------------------------

     For the six months ended June 30, 1995, oil and gas revenues increased 49% to $9.3 million. This significant increase was primarily due to higher crude oil and natural gas production combined with higher crude oil prices in the first half of 1995.

     Crude oil production in 1995 increased 45% to 577,000 barrels as compared to 397,000 barrels in the prior year. This increase was attributable to the Company's two core properties in the Midway Sunset Field. Natural gas production totalled 1,070,000 MCF, an 84% increase over the prior year. This significant increase was attributable to production from the Northern San Joaquin Valley exploration wells in California and from the Oak Hill Field wells in East Texas. In 1995, there were eight wells producing in the Northern San Joaquin Valley, as compared to one well on production a year ago.

     The average crude oil price received in 1995, excluding the effects of the hedge, was $14.33 per barrel, a 28% increase over the $11.23 per barrel price received in 1994. In 1995, the hedge program decreased revenues by $348,000 or $0.60 per barrel. Natural gas prices averaged $1.23 per MCF in 1995, which was 39% lower than the $2.03 per MCF received in 1994.

     Oil and gas production costs for the first half of 1995 increased 18% to $3,485,000. On a barrel of oil equivalent basis ("BOE"), the average lifting cost was $4.62 per BOE as compared to $5.98 per BOE in 1994, or a 23% decline. This significant decrease in BOE lifting costs reflects higher oil and gas production volume in 1995.

     Depletion and depreciation expense increased 59% to $2,334,000 as a result of the addition of the Star Fee and Oak Hill Field properties.

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

     Other expense of $489,000 represented the write-down of tubular inventories and accruals for estimated future environmental costs.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                   Three Months Ended June 30, 1995 and 1994
                   -----------------------------------------

     For the three months ended June 30, 1995, oil and gas revenues increased 47% to $4.9 million, reflecting higher crude oil and natural gas production and higher crude oil prices in 1995.

     Crude oil production in the second quarter of 1995 was 42% higher than a year ago at 304,000 barrels, reflecting increased production from the Company's Midway Sunset Field operations. Natural gas production was 531,000 MCF in the second quarter of 1995, which was 98% higher than the same period in 1994. Production from the Northern San Joaquin Valley and Oak Hill Field operations accounted for the current quarter increase.

     The average crude oil price received in the current quarter, excluding the effects of the hedge, increased 20% to $15.00 per barrel as compared to $12.51 per barrel received in the same period in 1994. The effect of the hedge program in the current quarter decreased revenues by $304,000 or $1.00 per barrel. Natural gas prices averaged $1.19 per MCF in 1995 as compared to $2.01 per MCF in the second quarter of 1994, or a 41% decline.

     Oil and gas production costs in the second quarter of 1995 increased to $1,813,000, or a 19% increase from 1994. On a BOE basis, the average lifting cost for the current quarter was $4.62 per BOE as compared to $5.87 per BOE in 1994. Sharply higher crude oil and natural gas production were the primary reasons for the significant decline in the current year BOE lifting costs.

     Exploration costs of $470,000 represented three dry holes drilled in the Sacramento and Northern San Joaquin Valleys, leasehold write-offs and a property abandonment.

     Depletion and depreciation expense increased 48% to $1,138,000 due to the acquisition of the Star Fee and Oak Hill Field properties.

     General and administrative expenses in the second quarter of 1995 increased 34% over the same period in 1994, reflecting higher general corporate expenses and lower billed operator's overhead.

                            McFarland Energy, Inc.
                                   Form 10-Q
                                 June 30, 1995

                                    Part II


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:
            (27) Financial Data Schedule

(b)  Reports on Form 8-K: none

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            McFARLAND ENERGY, INC.


Date:  August 11, 1995                      Ronald T Yoshihara
                                            --------------------------------
                                            Ronald T Yoshihara
                                            Treasurer
                                            (Chief Financial Officer)



                                            J. C. McFarland
                                            -------------------------------
                                            J. C. McFarland
                                            Chief Executive Officer