Form 10-Q
period 1995-09-30
MCFARLAND ENERGY INC
filed 1995-11-14
CIK 63959

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

 X  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---
Act of 1934


For Quarter ended              September 30, 1995
                 --------------------------------------------------------------

                                       OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934


For the transition period from                       to
                              ----------------------    -----------------------
Commission File No. 0-8232
                    ------

                             McFarland Energy, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                              95-2756635
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

10425 South Painter Avenue, Santa Fe Springs, California             90670
-------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (310) 944-0181
                                                   -----------------------------
                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No
                                     ----       ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                5,232,546 Shares

                            McFarland Energy, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                           Three Months              Nine Months
                                          Ended Sept. 30,           Ended Sept. 30,
                                    ------------------------   -------------------------
                                        1995         1994          1995           1994
                                    ----------   -----------   -----------   -----------

Revenues:
  Oil and gas                       $5,003,000    $4,367,000  $ 14,333,000   $10,617,000
  Interest and other                   101,000        39,000       343,000       123,000
  Gain on sale of assets                 5,000          ---        124,000        12,000
                                    ----------   -----------   -----------   -----------
                                     5,109,000     4,406,000    14,800,000    10,752,000
                                    ----------   -----------   -----------   -----------
Costs and expenses:
  Crude oil and gas production       1,710,000     1,847,000     5,195,000     4,799,000
  Exploration, dry holes and
   abandonments                        291,000       131,000       974,000       604,000
  Depletion and depreciation         1,096,000     1,037,000     3,430,000     2,505,000
  General and administrative           496,000       483,000     1,660,000     1,667,000
  Litigation settlement                    ---           ---   (17,158,000)          ---
  Property impairments                     ---           ---     5,515,000           ---
  Interest                             104,000       240,000       447,000       477,000
  Other                                    ---        10,000       489,000       155,000
                                    ----------   -----------   -----------   -----------
                                     3,697,000     3,748,000       552,000    10,207,000
                                    ----------   -----------   -----------   -----------
Income before income taxes           1,412,000       658,000    14,248,000       545,000
                                    ----------   -----------   -----------   -----------

Income taxes:
  Current                                  ---           ---       212,000           ---
  Deferred                              86,000           ---     1,796,000           ---
                                    ----------   -----------   -----------   -----------
                                        86,000           ---     2,008,000           ---
                                    ----------   -----------   -----------   -----------
Net income                          $1,326,000   $   658,000   $12,240,000   $   545,000
                                    ==========   ===========   ===========   ===========

Net income per common share              $0.25         $0.13         $2.34         $0.10
                                         =====         =====         =====         =====

Weighted average number of shares
  outstanding                        5,230,775     5,199,859     5,226,678     5,199,526
                                    ==========   ===========   ===========   ===========



                             (See notes following)

                            McFarland Energy, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                   September 30,  December 31,
                                                        1995          1994
                                                    -----------   -----------
ASSETS
------
Current Assets:
 Cash and short-term investments                    $ 5,748,000   $ 1,864,000
 Accounts receivable                                  4,588,000     5,698,000
 Crude oil inventory                                    307,000       280,000
 Materials and supplies inventory                       165,000       290,000
 Prepaids and other current assets                        7,000       638,000
                                                    -----------   -----------
    Total current assets                             10,815,000     8,770,000
                                                    -----------   -----------

Property and Equipment                               90,336,000    84,829,000
 Less accumulated depletion and
  depreciation                                       59,076,000    51,090,000
                                                    -----------   -----------
                                                     31,260,000    33,739,000
                                                    -----------   -----------
Other Assets                                            282,000     1,036,000
                                                    -----------   -----------
                                                    $42,357,000   $43,545,000
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                   $ 1,677,000   $ 2,359,000
 Royalties and revenue payable                        1,302,000     1,657,000
 Other accrued liabilities                              536,000     1,212,000
 Current portion of long-term debt                          ---       750,000
                                                    -----------   -----------
    Total current liabilities                         3,515,000     5,978,000
                                                    -----------   -----------
Convertible Notes                                     2,600,000     2,600,000
                                                    -----------   -----------
Production Payment Notes                              3,236,000     3,481,000
                                                    -----------   -----------
Long-term Debt                                              ---    12,650,000
                                                    -----------   -----------
Deferred Income Taxes                                 2,041,000       205,000
                                                    -----------   -----------

Stockholders' Equity:
 Common stock, $1.00 par value                        5,232,000     5,212,000
 Additional paid-in capital                          18,910,000    18,836,000
 Retained earnings (deficit)                          6,823,000    (5,417,000)
                                                    -----------   -----------
                                                     30,965,000    18,631,000
                                                    -----------   -----------
                                                    $42,357,000   $43,545,000
                                                    ===========   ===========

                             (See notes following)

                            McFarland Energy, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                   Nine Months Ended Sept. 30,
                                                  ----------------------------
                                                      1995            1994
                                                  -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                       $12,240,000     $    545,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depletion and depreciation                        3,430,000        2,505,000
  Dry holes, abandonments and impairments           6,428,000          605,000
  Deferred income taxes                             1,796,000              ---
  (Gain) on sale of assets                           (124,000)         (12,000)
  Other                                               428,000              ---
  Change in assets and liabilities:
   Decrease (increase) in:
      Receivables                                   1,110,000       (1,076,000)
      Inventory                                       (79,000)         (92,000)
      Prepaids and other current assets               631,000          277,000
   Increase (decrease) in:
      Accounts payable                               (932,000)        (273,000)
      Royalties and revenue payable                  (355,000)         400,000
      Other accrued expenses                         (674,000)         137,000
                                                  -----------     ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES         23,899,000        3,016,000
                                                  -----------     ------------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
 Purchase of property and equipment,
   including dry holes                             (6,650,000)     (20,631,000)
 Proceeds from sales of property and equipment        142,000           12,000
 Other                                                 44,000            5,000
                                                  -----------     ------------
 NET CASH USED IN INVESTING ACTIVITIES             (6,464,000)     (20,614,000)
                                                  -----------     ------------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
 Payments on debt                                 (13,645,000)         (58,000)
 Exercise of stock options                             94,000            6,000
 Issuance of production payment notes                     ---        3,957,000
 Proceeds from long-term borrowing                        ---       12,000,000
                                                  -----------     ------------
 NET CASH (USED IN) FROM FINANCING ACTIVITIES     (13,551,000)      15,905,000


 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  3,884,000       (1,693,000)

 Cash and cash equivalents
   at the beginning of the year                     1,864,000        2,557,000
                                                  -----------     ------------

 CASH AND CASH EQUIVALENTS
  AT SEPTEMBER 30, 1995 AND 1994                  $ 5,748,000     $    864,000
                                                  ===========     ============

(See notes following)

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                              September 30, 1995

Note 1.  Statement from Management
-------  -------------------------

  The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and the results of operations for the three and nine months ended September 30, 1995 and 1994.


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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                              September 30, 1995
                                  (Continued)

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

  On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill Field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. Under the amended agreement, the revolving credit facility is to be used for working capital, capital expenditures and oil and gas property acquisitions. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At September 30, 1995, there was no outstanding borrowing under this facility.

  The term loan credit facility consisted of a seven-year term loan up to $6,000,000 and repayable over twenty-four successive quarterly equal installments commencing on June 1, 1995. The interest rate on borrowed funds was either the bank's reference rate plus .5%, a negotiated fixed rate or LIBOR plus 2%. In conjunction with the acquisition of the Star Fee property, the Company borrowed $6,000,000 under the term loan facility. The term loan was collateralized by two of the Company's principal crude oil producing properties. In March 1995, the Company repaid all the outstanding borrowing under the term loan facility. At September 30, 1995, there was no outstanding borrowing under this facility.

  The Credit Agreement contains certain covenants which require maintenance of minimum levels of net worth and working capital, maintenance of minimum or maximum financial ratios, and certain limitations on the incurrence of liens or encumbrances on the Company's assets. The Company is

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                              September 30, 1995
                                  (Continued)

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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------


Liquidity
---------

  Net cash provided by operating activities before changes in assets and liabilities through the nine months ended September 30, 1995 totalled $24,198,000. The 1995 cash flow included the net proceeds from the Company's settlement of its lawsuit with Chevron U.S.A., Inc.( "Chevron" ) in January, 1995. See Note 3. of Notes to Unaudited Financial Statements. Proceeds from the settlement, net of attorney fees and other third-party costs totalled $17,158,000. Current year operating cash flow for the nine month period, excluding the lawsuit settlement proceeds and related estimated taxes, totalled $7,336,000, or an increase of 93% over the prior year. The significantly higher cash flow reflected a 33% increase in crude oil production and a 79% increase in natural gas production. The 1995 cash flow also benefited from higher average crude oil prices and lower lifting costs on a per barrel of oil equivalent basis.

  Crude oil production in 1995 totalled 891,000 barrels, or an average of 3,300 barrels per day. This significant increase in current year production reflects the continued success of the Company's development drilling and steam injection programs at its two core California Midway Sunset Field properties, the McDonald and Star Fee. In the first half of 1995, the Company drilled a total of twenty-one wells and recompleted five wells on these two properties. In 1995, daily oil production from the McDonald property has averaged better than 1,500 gross barrels per day, while the Star Fee is now also producing in excess of 1,500 barrels per day. In the third quarter of 1995, companywide daily production averaged in excess of 3,400 barrels, an increase of 7% over the first half of the year.

  Natural gas production through September 30, 1995 averaged 6,200 MCF per day, an increase of 79% over the same period in 1994. The significant increase in natural gas production was attributable to the Company's East Texas and California Northern San Joaquin Valley operations. In the second quarter of 1995, the Company drilled and completed the final two wells of its four in-fill well development drilling program at the Oak Hill Field. Third quarter gas production from the Oak Hill Field averaged 3,500 MCF per day. While in the Northern San Joaquin Valley, currently eight wells are on production and one well remains shut-in. Production from the Northern San Joaquin Valley in 1995 has averaged 1,600 MCF per day. The Company's gas production in this area continues to be curtailed by approximately 30% as a result of the prevailing low gas prices.

  Oil and gas production costs on a barrel of oil equivalent basis ( "BOE" ) has continued to fall. For the nine month period ended September 30, 1995, BOE lifting costs averaged $4.43 per barrel as compared to $5.79 per barrel in the same period a year ago. This represents a 24% reduction in the Company's average lifting costs and reflects the combination of higher production volumes, an increased proportion of lower cost natural gas production and overall increased operating efficiencies. In addition, the Company has been particularly successful at lowering its BOE lifting costs at its core Midway Sunset Field properties. In 1995, lifting costs at these properties has averaged a little less than $4.00 per barrel. In the third quarter, companywide BOE lifting costs averaged $4.10 per barrel, down 11% from the first half average of $4.62 per barrel.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

  Companywide crude oil prices thus far in 1995 have remained above 1994 levels. Crude prices in California have been especially strong. The Company's predominate Midway Sunset Field crude has averaged $13.85 per barrel in 1995 as compared to $11.24 per barrel a year ago. Of particular importance, is the narrowed price differential between the "heavy" Midway Sunset Field crude and the benchmark West Texas Intermediate ("WTI") crude. Prior to 1995, this price differential typically ranged between $7.00 to $9.00 per barrel. Thus far in 1995, the differential has been between $3.00 to $5.00 per barrel. The principal reasons behind this dramatic reduction in the price differential are higher West Coast crude oil demand, declining Alaska North Slope production and the pending repeal of the ban on the export of Alaskan crude. The Company believes that these items represent fundamental changes in the California crude markets which will have a very positive impact on our future operating cash flows and the value of our California oil reserves.

  The Company has a hedging agreement with a local refiner that covers 2,000 barrels per day and runs to November 1, 1996. The objective of the hedge is to ensure the Company an acceptable level of cash flow from the sale of its crude oil. Under the terms of the hedge agreement, when the prevailing posted price for Midway Sunset Field crude is between $8.50-$11.49 per barrel, the Company receives an amount equal to the difference between $11.50 and the prevailing price, times 2,000 barrels per day. Conversely, when the Midway Sunset Field posted price is between $13.25-$16.25, the Company pays to the refiner an amount equal to the difference between the prevailing price and $13.25, up to a maximum of $3.00 per barrel, times 2,000 barrels per day. During the nine months ended September 30, 1995, the Company paid the refiner $482,000. Should the Midway Sunset Field posted price remain at its current level of $12.25 per barrel, the hedge will not have any effect on the Company's revenues for the remainder of 1995.

  Natural gas prices have remained weak throughout 1995. The Company received an average price of $1.20 per MCF during the nine month period ended September 30, 1995, which was 37% lower than the $1.89 per MCF received a year ago. California gas prices have been especially weak, reflecting excess supply and soft demand. For most of 1995, the Company's lower BTU gas produced in the Northern San Joaquin Valley has been selling for less than $1.00 per MCF. In response to these low gas prices, the Company has curtailed approximately 30% of its production capacity in the Northern San Joaquin Valley. At this time, it is uncertain how long the current domestic natural gas market conditions will persist and what impact this will have on the Company's future cash flow and financial results.

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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

  The Company presently maintains an unsecured $10,000,000 revolving line of credit facility with a major bank which expires on March 31, 1996. The revolving line of credit facility is to be used for producing property acquisitions. At September 30, 1995, there was no outstanding borrowing. The Company believes that it has substantially greater borrowing capacity should the need arise in order to make one or more significant producing property acquisitions.


Capital Resources
-----------------

  At September 30, 1995, the Company had net working capital of $7,300,000, an increase of 161% from the beginning of the year. This sharp increase in net working capital reflected the settlement proceeds resulting from the Chevron lawsuit and the strong 1995 operating results.

  For the nine months ended September 30, 1995, capital expenditures totalled $6,650,000. Development and other activities accounted for 87% or $5,798,000, while exploration activities totalled $852,000 or 13% of the total.

  Development activities in 1995 were principally related to the Company's development drilling programs in the Oak Hill Field in East Texas and the Midway Sunset Field in California. In the Oak Hill Field, the Company completed its four in-fill development well drilling program and had all four wells on production by the end of the second quarter. In the Midway Sunset Field, the Company completed the drilling of twenty-one development wells and five well recompletions on the McDonald and Star Fee properties. Total cost of these development drilling activities was $4,548,000.

  Exploration expenditures in 1995 consisted of the drilling of two wells in the Northern San Joaquin Valley and two wells in the Sacramento Valley of California. One well was successfully completed and is currently shut-in.
Other exploration expenditures were incurred for prospect development costs. In light of the prevailing low California natural gas prices, the Company has reduced its budgeted exploratory activities for the remainder of the year.

  The Company believes that it will be able to fund its remaining 1995 capital expenditure projects with its internally generated cash flow and existing cash balances. However, should the need arise, it could utilize its available revolving line of credit facility to fund its commitments.


New Accounting Pronouncement
----------------------------

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted this new statement in the first quarter of 1995.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

The effect of the adoption of FASB No.121 resulted in the recognition of an impairment write-down of certain oil and gas properties and other assets totalling $5,515,000. See Note 4. of Notes to Unaudited Financial Statements for further details.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                 Nine Months Ended September 30, 1995 and 1994
                 ---------------------------------------------

  For the nine months ended September 30, 1995, oil and gas revenues increased 35% to $14.3 million. This significant increase was primarily due to higher crude oil and natural gas production combined with higher crude oil prices in 1995.

  Crude oil production in 1995 increased 33% to 891,000 barrels, as compared to 671,000 barrels in the prior year. This significant increase was primarily attributable to the Company's successful development drilling program at its two core properties in the Midway Sunset Field in California. For the nine month period in 1995, the daily average gross production from the McDonald property increased 20% to more than 1,500 barrels per day, while the Star Fee property averaged in excess of 1,300 barrels per day.

  Natural gas production in 1995 totalled 1,685,000 MCF, an increase of 79% from the prior year. This significant increase was primarily attributable to higher production from the Company's East Texas and California Northern San Joaquin Valley operations. In the Oak Hill Field in East Texas, the net daily average production totalled 2,600 MCF per day. While in the Northern San Joaquin Valley, eight wells were on production averaging over 1,600 MCF per day, net to the Company.

  The average crude oil price received in 1995, excluding the effects of the hedge, was $14.22 per barrel, as compared to the $12.34 per barrel received a year ago. In 1995, the hedge program decreased revenues by $482,000 or $0.54 per barrel. In 1994, the hedge program increased the crude price received by $0.52 per barrel and increased revenues by $446,000. Natural gas prices averaged $1.20 per MCF in 1995 as compared to $1.89 per MCF received in 1994.

  Oil and gas production costs for 1995 increased 8% to $5,195,000. However, on a barrel of oil equivalent basis ("BOE"), the average lifting cost was $4.43 per BOE as compared to $5.79 per BOE in 1994, or 24% lower. This significant decrease in BOE lifting costs reflects higher oil and gas production volumes in 1995 and increased operating efficiencies.

  Exploration, dry holes and abandonment costs of $974,000 in 1995 represented three dry holes drilled in the Sacramento and Northern San Joaquin Valleys, leasehold write-offs and property abandonment costs. Depletion and depreciation expense was 37% higher in 1995 as a result of the incremental depletion related to the Star Fee and Oak Hill properties.

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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                 Nine Months Ended September 30, 1995 and 1994
                 ---------------------------------------------
                                  (Continued)

  Litigation settlement reflects the net proceeds received from the settlement of the Company's lawsuit with Chevron U.S.A., Inc. in January, 1995. See Note
3. of Notes to Unaudited Financial Statements.

  Other expense of $489,000 represented the write-down of tubular inventories and accruals for estimated future environmental costs.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                Three Months Ended September 30, 1995 and 1994
                ----------------------------------------------

  For the three months ended September 30, 1995, oil and gas revenues increased 14% to $5.0 million, reflecting higher crude oil and natural gas production.

  Crude oil production in the third quarter of 1995 totalled 314,000 barrels, an increase of 15% from a year ago. Current quarter production from the McDonald and Star Fee properties increased 21% and 36%, respectively, from the third quarter of 1994.

  Natural gas production increased 70% to 615,000 MCF in the third quarter as compared to 362,000 MCF in 1994. Higher production from the Northern San Joaquin Valley and the Oak Hill Field were principally responsible for the current quarter increase.

  The average crude oil price received in the third quarter of 1995 was $13.96, excluding the effects of the hedge. The hedge program decreased the current quarter's revenues by $133,000 or $0.42 per barrel. Natural gas prices averaged $1.16 per MCF in 1995 as compared to $1.68 per MCF in 1994.

  Production costs in the third quarter of 1995 decreased 7% to $1,710,000. On a barrel of oil equivalent basis, lifting costs averaged $4.10 per BOE as compared to $5.52 per BOE in the third quarter of 1994. Sharply higher crude oil and natural gas production and increased operating efficiencies were the principal reasons for the significant decline in BOE lifting costs.

  Exploration, dry holes and abandonments of $291,000 primarily represented property abandonment costs.

                            McFarland Energy, Inc.
                                   Form 10-Q
                              September 30, 1995

                                    Part II


Item 1. Legal Proceedings
-------------------------

Update to Item 3(a) -  Legal Proceedings regarding Operating Industries, Inc.
-----------------------------------------------------------------------------
("OII") site in Monterey Park, California, as reported in Form 10-K for the year
--------------------------------------------------------------------------------
ended December 31, 1994
-----------------------

  The Company has received an additional settlement offer from the EPA proposing settlement of the first three "operating units" at OII for an amount substantially greater than previously proposed. Consistent with its responses to past settlement proposals, the Company has rejected the proposed settlement based on its defenses to liability associated with the OII site. While there can be no assurance that the Company will be able to settle any claims associated with this matter, management believes that any settlement or judgement, in the event this matter is litigated, will not have a material adverse impact on its financial condition.


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

                                    McFARLAND ENERGY, INC.


Date:  November 10, 1995                 Ronald T Yoshihara
                                    -------------------------------------------
                                         Ronald T Yoshihara
                                         Treasurer
                                         (Chief Financial Officer)



                                         J. C. McFarland
                                     -------------------------------------------
                                         J. C. McFarland
                                         Chief Executive Officer