Form 10-K405
period 1995-12-31
MCFARLAND ENERGY INC
filed 1996-03-25
CIK 63959

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended               December 31, 1995
                              ------------------------------------------------
                                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number    0-8232
                                              --------------

                            McFARLAND ENERGY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                           95-2756635
 ----------------------                      ----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

10425 South Painter Avenue, Santa Fe Springs, California          90670
--------------------------------------------------------     ---------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (310) 944-0181
                                                   ----------------------------

      Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $1.00 Par Value
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     As of March 4, 1996, 5,644,359 Common shares were outstanding, and aggregate market value of the Common shares (based on the closing price) of McFarland Energy, Inc. held by non-affiliates was approximately $26,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required for part of Part III of Form 10-K is contained in the Company's Proxy Statement for its Annual Meeting of Shareholders proposed to be held on May 30, 1996, which portions of registrant's Proxy Statement is incorporated by reference in Part III.

                                              EXHIBIT INDEX - PAGE 56

                                    PART I
                                    ------

Item 1.  Business
-----------------

General
-------

     McFarland Energy, Inc., hereinafter referred to as "Company, Registrant, or McFarland," is principally engaged in the production and sale of crude oil and natural gas, oil and gas exploration and development, and proven oil and gas property acquisition and development, all within the Continental United States.

     McFarland was reincorporated under the laws of Delaware on October 7, 1987. It was previously incorporated under the laws of California on February 7, 1972. McFarland had a wholly-owned subsidiary, Carl Oil & Gas Co. ("Carl"), which was incorporated in July 1988 as a result of a merger and maintained its headquarters in Corpus Christi, Texas. Through this subsidiary, the Company operated its properties in the Gulf Coast region. In December 1995, Carl was merged into McFarland and all of the operational and administrative functions of Carl were assumed by McFarland.

Property Acquisitions and Dispositions
--------------------------------------

     In 1992, the Company implemented an asset divestiture program to sell its economically marginal and non-strategic oil and gas properties. Since the program's implementation, the Company has sold a total of sixteen (16) properties located in California, Texas, and Louisiana, and which consisted of more than 300 wells. The success of this ongoing program has allowed the Company to focus more effectively on its core operations and has resulted in significantly higher profit margins and a reduced cost structure.

     In April 1994, the Company acquired a significant crude oil producing property located one-eighth mile west of its other principal Midway Sunset field, California property. This property, known as the Star Fee, was purchased for approximately $7,300,000 cash plus the issuance of $3,624,000 seven-year convertible production notes bearing interest at 5% per annum. The Company borrowed $6,000,000 under its bank term loan facility to finance the acquisition. The acquisition of the Star Fee allowed the Company to strategically add significant long-lived oil reserves in an area where the Company already had substantial technical and operational experience.

     In September 1994, the Company closed an acquisition of working interests in fifteen (15) operated and thirty-three (33) non-operated natural gas producing wells located in the Oak Hill field, Rusk County, Texas. The Company paid $6,280,000 for the interests acquired and utilized its bank revolving line of credit facility to finance $6,000,000 of the transaction. This acquisition allowed the Company to significantly add to its natural gas reserves and provide future natural gas development potential. The Oak Hill field reserves are very long-lived, with reserve lives of up to thirty years.

     In January 1996, the Company closed an acquisition of both operated and non-operated working interests in nineteen (19) producing oil wells located in Santa Barbara County, California

-----------------------------

for $3,400,000 cash. This acquisition provides the Company with additional high gravity and long-lived reserves with future development potential. In addition, the properties are strategically located such that no additional personnel will be required.

Exploration Activities
----------------------

     Northern San Joaquin Valley - Since 1991, the Company has maintained an
     ---------------------------
active exploration program in the Northern San Joaquin Valley of California. These exploration activities consist of geological and geophysical evaluation of exploratory prospects, the acquisition of oil and gas leases, the acquisition of non-leasehold interests in exploration prospects and the drilling of exploratory wells using contract drillers. The Company conducts its activities through joint ventures in which its working interests range from 20% to 50%. The Company acts as the operator on approximately half of the properties.

     A total of twenty-two (22) natural gas wells have been drilled, of which, eleven (11) have been successful. The results of the discovery wells have added approximately 2.5 billion cubic feet ("bcf") of natural gas to the Company's year-end proved reserves. The Company and its co-venturers have developed additional prospects in this same geographic area and have plans to drill
exploratory wells on some of these prospects in 1996.   In 1996, approximately
$1,100,000 of the Company's capital expenditure budget has been allocated to this drilling program.

     While the results achieved thus far have been somewhat moderate, the program's economics have been severely impacted by the low California natural gas prices which have prevailed since 1993. In 1995, the average natural gas price received for this production was a net $0.87 per thousand cubic feet ("mcf"), and in 1996, prices have remained near this level. These soft market conditions caused the Company to shut-in one well and curtail production by more than 50% on two other wells for all of 1995. Currently, net production is down to approximately one (1) million cubic feet per day. As a result of these market conditions, the Company will carefully evaluate its commitment to this exploration program during 1996.

Development Activities
----------------------

     Midway Sunset Field - The Company is continuing its cyclic steaming
     -------------------
activities at its McDonald and Star Fee properties in the Midway Sunset field, Kern County, California. These two properties now account for approximately 72% of the Company's total proved crude oil reserves. The cyclic steam injection process consists of the injection of steam into the reservoir to raise the temperature and reduce the viscosity of the heavy oil, facilitating the flow of the oil into the producing well bore. As a result of intensified steam injection and development drilling, production on the McDonald property has increased from an average of 750 gross barrels per day in 1992, to its present level of more than 1,600 barrels per day. Since the beginning of 1993, the Company has drilled a total of fifteen (15) new development wells on the property. An additional eight (8) wells are budgeted to be drilled during 1996 at a cost of approximately $800,000.

-----------------

     In connection with its cyclic steaming program at the McDonald property, in July of 1992, the Company entered into an agreement to buy up to 2,000 barrels of steam per day from a third party. Previously, the Company had created its own steam with its steam generators fueled by lease crude or purchased natural gas. While the Company continues to have the ability to generate its own steam, this arrangement to buy third party steam is both economically and environmentally desirable. It reduces the Company's operating expenses and eliminates the need to meet strict environmental regulations applicable to the operation of steam generators. The agreement runs month to month and requires 30 day termination notice by either party. A similar agreement to buy up to 2,000 barrels of steam per day was entered into with this same third party for the Star Fee property.

     On April 22, 1994, the Company completed its acquisition of the property, known as the Star Fee. The Star Fee is located one-eighth mile west of the Company's McDonald property and possesses similar reservoir characteristics.
The acquisition of the Star Fee added an estimated 3.7 million barrels of proved producing crude oil reserves and increased the Company's proved developed oil reserves by more than 70%. Immediately after closing the acquisition, the Company implemented an intensified steam injection program and commenced a twelve (12) well development drilling program. The results of both programs were highly successful, as production quickly increased from 550 gross barrels per day to in excess of 1,200 barrels per day. In 1995, the Company drilled thirteen (13) additional development wells, increasing production to its current level of more than 1,600 gross barrels per day. The Company expects to drill thirteen (13) new development wells in 1996 at a cost of approximately $1,300,000.

     Ten Section Field - The Company owns a 60% interest in an oil and gas
     -----------------
producing property located in the Ten Section field, Kern County, California. This property contains a potential gas storage reservoir in addition to the separate crude oil reservoir. In 1993, the Company retained the services of outside consultants to study and help evaluate the potential of the gas storage reservoir and to determine the market demand for a facility of this nature. In March 1994, the Company announced a preliminary agreement with Alberta Energy Company, Ltd. ("AEC") of Calgary, Alberta to join the Company and its joint venture partners in their efforts to develop the potential of the gas storage project. AEC was to become the project operator and share in the cost of the testing, facility design and market development. In October 1994, the Company announced that the relationship with AEC had been terminated due to the parties inability to agree on the terms of a definitive commercial agreement. In the fourth quarter of 1995, the Company expensed previously deferred gas storage development costs totalling $882,000 due to the project's future uncertainty.

       Oak Hill Field -  In September 1994, the Company acquired working
       --------------
interests in fifteen (15) operated properties ranging from 65% to 96% and lesser interests in thirty-three (33) non-operated properties. At the end of 1995, these interests accounted for approximately 53% of the Company's proved natural gas reserves. Production comes from the 10,000-11,000 feet lower Cotton Valley formation which has reserve lives of up to thirty years. This is a very "tight" formation requiring some type of hydraulic fracturing before a new well is put on production. The cost to drill a new well typically ranges from $800,000 - $1,000,000. In the fourth quarter of 1994, the Company commenced a four (4) well development drilling program in the Oak Hill

-----------------

field. The four (4) wells were drilled and completed and on production by mid-year 1995. Current net production from the Oak Hill field is approximately three
(3) million cubic feet per day.

Marketing of Oil and Gas
------------------------

   Major Customers
   ---------------

     The Company markets its crude oil to a number of refiners and marketing agencies, including several major oil companies. Most of the oil is transported to the refineries by pipeline and the balance by truck. In 1995, sales to Huntway Refining Company and Independent Oil Producers' Agency accounted for 33% and 30%, respectively, of total oil and gas sales. Most of the oil sold to these purchasers is under contracts which provide for prices indexed to posted field prices and which can be cancelled by the buyer or seller upon six months to one year's written notice.

     The Company markets its natural gas to utilities and pipeline companies under both long-term contracts and spot market pricing arrangements. No one purchaser of natural gas accounted for more than 10% of total oil and gas sales.

   Oil and Gas Prices
   ------------------

     The Company's crude oil production comes predominately from its California operations, accounting for approximately 90% of the Company's total oil production. Most California crude is of lower gravity and must be heated or blended to transport. These characteristics make this type of crude more costly to refine and also result in lower light product yields, such as gasoline and kerosene. Consequently, California crude prices have been historically lower than other types of higher gravity domestic crudes, such as West Texas Intermediate ("WTI"). In addition to these qualitative differences, California crude prices, until recently, were negatively impacted by the existence of the Federal law which prohibited the export of Alaskan North Slope ("ANS") crude. As a consequence of this law, most of the ANS crude was shipped to California markets, thereby creating an excess supply of crude on the West Coast.

     In November 1995, President Clinton signed legislation that repealed the Federal ban on the export of ANS crude. While the new law does not go into effect until April 1996, lifting the ban may result in a "permanent" narrowing of the price differential between California lower gravity crude and the benchmark WTI crude oil.

     Throughout 1995 and continuing into 1996, the price differential between the Company's predominate Midway Sunset field crude and WTI has ranged between $3.00-$5.00 per barrel. This compares favorably with the $7.00-$9.00 per barrel price differential that had existed since the mid 1980's. During 1995, the anticipated repeal of the ban on the export of ANS crude was one of the factors behind this narrowed price differential. Two other contributing factors are rising West Coast crude oil demand and declining Alaskan North Slope production. All of these factors combine to represent a fundamental change in the California crude market, which should have a very positive impact on the Company's future operating cash flows and the value of its

-----------------

 California oil reserves.

     In December 1992, the Company entered into a 1,000 barrel per day crude oil hedging arrangement with a local refiner based on a minimum posted price of $12.50 per barrel and a maximum of $14.00 per barrel of Midway Sunset field crude. The purpose of the Company's hedging activities is to ensure a relatively stable crude price for a portion of the Company's daily production. This, in turn, enables the Company to more accurately forecast its cash flow and budget for future capital commitments. The original agreement was revised and extended through October 1996 and now covers 2,000 barrels per day. Under the revised agreement, during the period of November 1994 through October 1995, when the Midway Sunset field monthly weighted average posted price was below $11.25 per barrel, the Company received an amount up to a maximum of $2.75 per barrel, equal to the difference between $11.25 and the monthly average posted price, times 2,000 barrels per day. When the monthly average posted price was above $13.00 per barrel, the Company paid an amount up to $2.75 per barrel, equal to the difference between the average posted price and $13.00 per barrel, times 2,000 barrels per day. During the period of November 1995 through October 1996, the maximum amount received or paid by the Company increases to $3.00 per barrel on 2,000 barrels per day, and the benchmark posted prices increase to $11.50 and $13.25 per barrel. While there can be no guarantees that the Company will be able to extend the hedge at its expiration in November 1996, the Company has every intention of doing so, and at price levels which it deems acceptable given the new California market conditions. In 1995, the hedge program decreased revenues by $482,000, while in 1994 and 1993, the hedge program increased Company revenues by $446,000 and $467,000, respectively. The hedge agreement requires that the Company and the refiner maintain certain minimum levels of security. At December 31, 1995 and 1994, the Company had on deposit in an interest bearing escrow account $280,000 and $273,000, respectively, to meet such requirements.

     The weakness in natural gas prices, which began in the second half of 1994, continued on into 1995. Domestic natural gas prices in 1995 were at historically low levels for most of the year. The companywide average price received during the year was $1.24 per mcf. Mild domestic weather conditions combined with increased imports of low-priced Canadian gas were the principal factors behind the weak gas markets. Gas prices in California were particularly low, with the Company selling its Northern San Joaquin Valley gas production in 1995 for less than $1.00 per mcf, net of transportation costs. Prices in 1996 for this production have remained near the $1.00 per mcf level.

     Beginning in December 1995 and continuing into 1996, domestic natural gas prices in the Midwest and East have risen sharply and become highly volatile. Extremely cold winter weather conditions, particularly in the East, and seasonally low natural gas storage levels caused gas prices to "spike" upward in December and create record setting price differentials between the various natural gas delivery points. The sharp increase in demand caused significant operational and pipeline capacity problems which resulted in significantly higher spot prices for natural gas in many parts of the country. While the Company has benefitted from these increased prices at its Louisiana properties, 85% of the Company's natural gas production comes from its Texas and California properties, where gas prices have been lower and less volatile. As such, the effect of the current market conditions on the Company's operating results has not been significant.

-----------------

Environmental and Other Regulations
-----------------------------------

     The Company's operations are subject to various federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Such laws and regulations have significantly increased the cost of well operations and exploration and development activities, particularly in the areas of disposal of produced waste water and drilling fluids and activities in connection with treating, processing and storage of hydrocarbons.

     The Company has been identified as a potentially responsible party ("PRP"), along with many other industrial firms, in connection with a waste disposal facility and which is now subject to a cleanup order by the United States Environmental Protection Agency ("EPA"). In 1989 and 1991, a group of PRPs (the "settling PRPs") settled with the EPA for the entire cost of the first two phases of work. In September 1993, the Company resolved the first two phases of work with the settling PRPs without waiving its defenses by paying $70,000 in exchange for a release from all contribution or related claims the settling PRPs may have against the Company regarding the first two phases of work. Not included in this settlement with the settling PRPs are costs associated with additional phases of work or remedial efforts, certain resource damage claims or environmental tort claims. Also, the settlement does not directly protect the Company from actions from the EPA for the matters settled. See Item 3. Legal Proceedings for a detailed discussion.

     In general, compliance with environmental laws could have a potentially significant effect on the Company's capital spending. Given the continually changing environmental rules and regulations, it is impossible at this time to estimate the magnitude of the required future expenditures. Despite the fact that all of McFarland's competitors are having to comply with these regulations, many are much larger and have greater resources with which to deal with these regulations. The Company spent approximately $555,000 for environmental control facilities and other related projects in 1995 and has budgeted $337,000 for similar capital projects in 1996.

Competition
-----------

     The oil and gas industry is highly competitive. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of those competitors have financial resources substantially greater than those of the Company.

Employees
---------

     The Company had 59 full-time employees as of December 31, 1995, none of whom are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  Properties
-------------------

     The Company's principal executive offices are located in a 10,900 square foot building in Santa Fe Springs, California, which is owned by the Company.

     The principal properties of the Company consist of proven and unproven oil and gas reserves, certain real estate and equipment related to proven properties, maps and geologic records related to prospective oil and gas properties and automotive, office and other equipment. The oil and gas properties cover lands located exclusively in the Continental United States, primarily in California, Louisiana and Texas. The Company contracts for the drilling of all its wells and does not itself own any drilling equipment, bulk storage facilities or refineries.

     For 1995 and 1994, the Company contracted with an independent petroleum engineering firm for the purpose of estimating the Company's net share of proved oil and gas reserves. In prior years, the Company's reserves had been evaluated by the firm of Babson and Sheppard, Santa Fe Springs, California. The properties evaluated by the outside independent petroleum engineers account for approximately 86% of the Company's total proved reserves.

     The estimated future net recoverable oil and gas reserves from proved properties as of December 31, 1995, 1994, 1993, 1992, and 1991 were as follows:

                    Crude Oil                 Natural  Gas
                    ---------                 ------------

  1995            9,514,000 bbl              12,104,000 mcf
  1994            8,299,000 bbl              14,723,000 mcf
  1993            5,132,000 bbl               7,991,000 mcf
  1992            5,804,000 bbl               8,610,000 mcf
  1991            5,976,000 bbl               6,170,000 mcf

          The process of estimating oil and gas quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimates at best. Proved reserve quantities are merely estimates of future production from known reservoirs based on year-end economic factors, which estimates may differ materially from actual recovery as production occurs and market prices and production costs change.

          Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue, before income taxes, to be derived from the Company's proved oil and gas reserves, discounted at 10%, was $60,000,000, $44,000,000, $21,000,000,
$33,000,000, and $26,000,000 at December 31, 1995, 1994, 1993, 1992,  and 1991,
respectively. See Note 11 of Notes to Consolidated Financial Statements for further information on oil and gas reserves and estimated values.

  The Company is continually participating in the drilling of oil and gas exploratory and development wells, no single one of which would cause a significant change in the Company's net reserve position. The Company must file the Annual Survey of Domestic Oil and Gas Reserves annually with U.S. Department of Energy (DOE). There were no material differences between the reserves reported to the DOE and the reserves reported in this report.

-------------------

     The Company's consolidated net oil and gas production for the past five years were as follows:

                         (In thousands of bbls and thousands of mcf)
                        1995       1994      1993       1992      1991
                        ----       ----      ----       ----      ----
Crude Oil               1,206        969       795        835       858
                        -----      -----     -----      -----     -----
Natural Gas             2,181      1,456       998      1,306     1,767
                        -----      -----     -----      -----     -----

   The Company's average sales prices and production costs per unit for the past five years were as follows:

                      1995        1994        1993        1992        1991
                      ----        ----        ----        ----        ----
Sales Price:
  Crude Oil (1)       $13.56/bbl  $12.97/bbl  $13.29/bbl  $14.44/bbl  $14.43/bbl
                      ----------  ----------  ----------  ----------  ----------
  Natural Gas         $ 1.24/mcf  $ 1.71/mcf  $ 2.08/mcf  $ 1.89/mcf  $ 1.78/mcf
                      ----------  ----------  ----------  ----------  ----------
Production Costs: (2) $ 4.63/bbl  $ 5.35/bbl  $ 6.98/bbl  $ 6.76/bbl  $ 7.68/bbl
                      ----------  ----------  ----------  ----------  ----------

        (1) The crude oil sales prices include the effects of the Company's hedging activities which increased the 1994, 1993 and 1992 average sales prices by $0.46, $0.59 and $0.02 per barrel, respectively, and reduced the 1995 and 1991 realized sales prices by $0.40 and $0.14 per barrel, respectively. See
Note 1 of Notes to Consolidated Financial Statements for a detailed discussion of the Company's Crude Oil Hedge Program.

        (2) Natural gas production is converted to its oil barrel equivalent based on the relative energy content of each (6 mcf is equivalent to 1 bbl).

        As of December 31, 1995, the Company had the following gross and net position in producing wells and productive acreage:

                                Wells (1)                       Acres (2)
                          --------------------            ------------------
                          Gross         Net               Gross       Net
Crude Oil                    310           229            42,174       9,594
Natural Gas                  121            22            52,984      10,098
                          ------        ------            ------      ------
       Totals                431           251            95,158      19,692
                          ======        ======            ======      ======

(1) "Gross Wells" represents the total number of producing wells in which the Company has a working interest; "Net Wells" represents the number of gross wells multiplied by the Company's working interests in each well.

(2) "Gross Acres" represents all productive acreage in which the Company has a working interest; "Net Acres" represents the number of gross acres multiplied by the Company's working interests in each property.

-------------------

     During the years ended December 31, 1995, 1994 and 1993 the Company participated in the drilling of 35, 27, and 11 wells, respectively. Results and classification of those activities were as follows:

                                             Number of Wells
                       ---------------------------------------------------------
                         Completed as
                         a Producer             Abandoned              Total
                         ------------         -------------        -------------
                         Gross    Net         Gross     Net        Gross    Net
                         -----    ---         -----     ---        -----    ---
1995 Exploratory Wells     --       --           5       2.5          5      2.5
     Development Wells     30     28.6          --        --         30     28.6
                         ----     ----        ----      ----       ----     ----
         Totals            30     28.6           5       2.5         35     31.1
                         ----     ----        ----      ----       ----     ----

1994 Exploratory Wells      2      0.6           4       1.7          6      2.3
     Development Wells     20     16.8           1       0.3         21     17.1
                         ----     ----        ----      ----       ----     ----
         Totals            22     17.4           5       2.0         27     19.4
                         ----     ----        ----      ----       ----     ----

1993 Exploratory Wells      1      0.4           4       1.5          5      1.9
     Development Wells      5      4.0           1       0.2          6      4.2
                         ----     ----        ----      ----       ----     ----
         Totals             6      4.4           5       1.7         11      6.1
                         ----     ----        ----      ----       ----     ----


  Unproven oil and gas properties are those on which the presence of economically recoverable reserves of crude oil or natural gas has not been established. As of December 31, 1995, the Company held positions in unproven acreage in the following locations:

                                             Acres
                                             -----
                                     Gross             Net
                                     -----            -----
California
----------
Fresno County                        2,488               798
Los Angeles County                     409               205
Madera County                        3,552             1,389
Merced County                        5,729             2,210
Solano County                          210               210
                                    ------             -----
 TOTALS                             12,388             4,812
                                    ======             =====

Item 3.   Legal Proceedings
---------------------------

  (a) In 1987 it was originally reported that the Company received a notification letter and request for information from the United States Environmental Protection Agency ("EPA") concerning a disposal site in Monterey Park, California, operated by Operating Industries, Inc. ("OII"). The OII site is on the National Priorities list of "superfund" sites under existing environmental laws and the EPA is taking steps to clean up the site and assess costs. Costs are potentially assessable to those who disposed of hazardous substances at the site. EPA has notified McFarland and Seaboard Oil and Gas Co., one of McFarland's corporate predecessors through merger, that each is a potentially responsible party ("PRP"), along with many other industrial firms, for the cleanup costs at the site.

  On two separate occasions, EPA has proposed a settlement of costs and liabilities associated with the first two phases (with two more phases anticipated) of cleanup work at the site. On each occasion, the Company declined to participate in the proposed settlement because it believes that its waste material was either exempt or not hazardous as such term is defined in applicable laws. Thereafter, the entire cost of the first two phases of work were paid for by a group of PRPs (the "settling PRPs"). The settling PRPs, in turn gave the Company notice that they intended to file a contribution action against the Company to recover the portion of the remediation costs allegedly attributable to the Company. In September 1993, the Company resolved the first two phases of work with the settling PRPs without waiving its defenses by paying $70,000 in exchange for a release from all contribution or related claims the settling PRPs may have against McFarland and Seaboard regarding the first two phases of work. Not included in this settlement with the settling PRPs are costs associated with additional phases of work or remedial efforts, certain resource damage claims or environmental tort claims. Also, the settlement does not directly protect the Company from actions from the EPA for the matters settled.

  In 1995 the Company received a settlement offer from the EPA proposing settlement of the first three "operating units" at OII for the amount of $1,700,000. Consistent with its responses to past settlement proposals, the Company rejected the proposed settlement based on its defenses to liability associated with the OII site. Furthermore, litigation was initiated by PRP waste haulers, which had previously settled with the EPA, seeking contribution and indemnification from other PRPs, including the Company, on the grounds, in part, that the defendant PRPs had directed that the waste haulers deposit the waste at OII. The Company denies any liability and has filed a counterclaim against the plaintiff waste haulers. While there can be no assurance that the Company will be able to settle any claims associated with either of these matters, management believes that any settlement or other resolution, will not have a material adverse impact on its financial condition. The Company has placed its insurance companies on notice of these potential claims, however, the insurance companies dispute coverage and there is no assurance that any claims will ultimately be approved by the insurance companies.

  (b) The Company has engaged outside counsel on a contingency fee basis to prosecute the Company's interest as a co-plaintiff in the case of Friemark-Blair & Co., et al., v. NIPSCO Energy Services, Inc., et al, Cause No. 95-36553 in the 129th Judicial District Court of Harris County, Texas. The case is pending in Houston, Texas, and is in the very early stages of discovery. This matter pertains to the Company's investment in Triumph Natural Gas, Inc. The lawsuit alleges, in part, that certain conduct of the defendants resulted in diminishing the value

---------------------------

of Triumph Natural Gas, Inc. The plaintiffs seek to recover actual damages in the range of twenty to thirty million dollars. The defendant has filed a counterclaim seeking unspecified damages against the non-corporate plaintiffs and is attempting to bring into the counterclaim a member of the Board of Directors of the Company for his alleged role in damaging the defendants in his prior capacity as a Director of Triumph Natural Gas, Inc. The counterclaim seeks damages for the defendant's inability to consummate a transaction for the sale of its shares in Triumph Natural Gas, Inc., due to the actions of those non-corporate plaintiffs who sat on the Board of Directors of Triumph Natural Gas, Inc. The Company is vigorously prosecuting the lawsuit and believes the counterclaim to be without merit. The financial impact of the counterclaim the defendant has filed cannot presently be ascertained, but it is the opinion of management that it is more likely than not that it will not have a material effect on the Company's financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

 None.

                     Executive Officers of the Registrant
                     ------------------------------------

     Name                      Age          Office Held
     ----                      ---          -----------
John C. McFarland              49           Chairman of the Board and Chief
                                            Executive Officer

Ronald T Yoshihara             41           Vice President-Treasurer and Chief
                                            Financial Officer

Robert E. Ransom               44           Vice President-Corporate Development


     For the past five years, the principal occupations of the Company's executive officers were as follows:

     Mr. John C. McFarland joined the Company as Treasurer in February 1977. He was appointed Vice President and Secretary in January 1979 and was elected President and Chief Operating Officer in January 1982. He became a director in March 1982 and Chief Executive Officer upon the retirement of L.C. McFarland in March 1986. In January 1992, Mr. L.C. McFarland resigned as Chairman of the Board and John McFarland was elected to that position.

     Mr. Yoshihara was elected Vice President in June 1987. He joined McFarland Energy, Inc. in 1984 as Controller. In March 1992, Mr. Yoshihara was named Treasurer and Chief Financial Officer of the Company.

     Mr. Ransom was elected Vice President in May 1986. He became Treasurer in March 1982, having previously served the Company as Controller since July 1980. In March 1992, Mr. Ransom was named to the newly created position of Vice President-Corporate Development.

                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

     The Company's common stock is traded on the NASDAQ National Market System ("MCFE"). During 1995 and 1994, the quarterly high and low closing prices were as follows:

                                     1995                      1994
                                     ----                      ----
                               High        Low           High        Low

   First Quarter               8           5-7/8         5-5/8       4-1/4
   Second Quarter              8           6-1/4         5-3/8       4
   Third Quarter               7-1/2       6-3/4         8           4
   Fourth Quarter              8-1/4       6-1/4         8-3/4       5-1/2

     As of March 4, 1996, there were approximately 1,900 holders of record of McFarland Energy, Inc. common stock.

     The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The terms of the Company's present credit agreement restrict the payment of cash dividends when there exists outstanding borrowing under the facility (See Note 4 of Notes to Consolidated Financial Statements). In addition, the convertible note restricts the payment of cash dividends when there exists any unpaid accrued interest on the convertible note (See Note 6 of Notes to Consolidated Financial Statements).

Item 6.   Selected Financial Data
---------------------------------

                                 1995     1994     1993(1)   1992     1991
                                 ----     ----     ----      ----     ----
                                   (In thousands except per share data)
Operations
----------
    (Year ended December 31)

Net operating revenue            $19,883  $16,270  $12,862   $15,283  $15,584

Income (loss) from continuing
 operations before accounting
 change                          $13,641  $ 1,508  $(1,566)  $   925  $(7,987)

    Per Share-Primary            $  2.61  $  0.29  $ (0.30)  $  0.18  $ (1.54)
    Per Share-Fully Diluted      $  2.41  $  0.29  $ (0.30)  $  0.18  $ (1.54)

Net income (loss)                $13,641  $ 1,508  $(1,116)  $   925  $(7,987)

    Per Share-Primary            $  2.61  $  0.29  $ (0.21)  $  0.18  $ (1.54)
    Per Share-Fully Diluted      $  2.41  $  0.29  $ (0.21)  $  0.18  $ (1.54)

Financial Position
------------------
    (As of December 31)

Working capital                  $ 4,793  $ 2,792  $ 2,902   $ 3,678  $ 1,176

Total assets                     $47,693  $43,545  $23,016   $25,117  $25,343

Convertible notes (2)            $ 2,600  $ 2,600  $ 2,600   $ 2,592  $ 2,592

Production payment notes         $ 3,139  $ 3,481  $   ---   $   ---  $   ---

Long-term debt                   $   ---  $12,650  $   ---   $   ---  $   ---


(1) Net loss reflects the $450,000 ($0.09 per share) benefit of the cumulative effect of the change in accounting for income taxes. See Note 1 of Notes to Consolidated Financial Statements.

(2) In January 1996, the Company elected to convert the convertible note into 400,000 shares of McFarland Energy, Inc. common stock. See Note 13 of Notes to Consolidated Financial Statements.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

Liquidity
---------

     Net cash provided by operating activities, excluding the change in current assets and liabilities, totalled $26,717,000 in 1995 as compared to $5,217,000 in 1994. This four-fold increase reflected the Company's litigation settlement in the first quarter of 1995 and its substantially improved operating fundamentals. In 1995, the Company produced record levels of crude oil and natural gas and reduced its companywide per unit lifting cost to its lowest level in the past fifteen years. These improved fundamentals resulted in 1995 cash flow from recurring operations increasing 65% from a year ago to approximately $9,700,000.

     In the first quarter of 1995, the Company settled its lawsuit with Chevron U.S.A., Inc. for the sum of $25,673,000. The Company's net share after deducting for attorney fees and estimated taxes was $17,158,000. The Company immediately used the proceeds to pay off all of its outstanding bank debt and invested the remainder of the funds in A1 or P1 rated commercial paper.

     In 1995, crude oil production rose 24% to 1,206,000 barrels, a new Company record. Higher crude production in 1995 reflected the positive results from the Company's ongoing development drilling and steaming activities in the Midway Sunset field, California. In 1995, the Company drilled a total of twenty-one
(21) wells and recompleted five (5) wells at its two core properties in this field. Higher production from these two properties accounted for substantially all of the increase in companywide oil production. For 1996, the Company has a similar development drilling program budgeted, consisting of another twenty-one
(21) development wells being drilled beginning in mid-March 1996. The Company expects the 1996 development drilling program to increase gross oil production by 400-500 barrels per day, and with the acquisition discussed below, should result in record crude production in 1996.

     In January 1996, the Company closed the acquisition of both operated and non-operated working interests in nineteen (19) producing oil wells located in Santa Barbara County, California for $3,400,000 cash. These properties produce high gravity crude and are long-lived reserves with future development potential. Net production from these properties is currently 250 barrels per day.

     Natural gas production increased 50% in 1995 to a Company record 2,181,000 mcf. Higher natural gas production reflected increased production from the Company's Oak Hill field properties in East Texas and its Northern San Joaquin Valley gas wells in California. In 1995, these properties accounted for 68% of companywide natural gas production. The increase in production at the Oak Hill field reflected the drilling of four (4) new development wells which were on production by mid-year 1995. In the Northern San Joaquin Valley, only one of six wells drilled in 1995 was a discovery well and that well is presently awaiting hook-up. In addition, due to the extremely low California gas prices, production from two other wells was curtailed by more than 50% throughout 1995 and remain curtailed in 1996, indefinitely. For 1996, the Company is committed to drilling up to six (6) exploratory wells in the Northern San Joaquin Valley and,

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations (continued)
---------------------


presently, has no immediate plans for further development drilling at its Oak Hill field properties.

     Crude oil prices were relatively strong in 1995. The companywide average price in 1995 was $13.96 per barrel, which was 12% higher than the price received in 1994. California heavy crude prices were especially strong throughout the year, and, more importantly, the "basis" differential between California heavy crude and West Texas Intermediate crude narrowed significantly. Previously, this differential had ranged between $7.00 to $9.00 per barrel since the mid 1980's. In 1995 and continuing into 1996, the differential has ranged between $3.00 to $5.00 per barrel. This marked change in pricing appears to be the result of fundamental economic and political factors. On the West Coast, demand for crude oil has been rising at the same time that production of crude in both California and Alaska has been declining. In addition, in November 1995, President Clinton signed legislation that repealed the ban on the export of Alaskan North Slope crude. Previously, most of this oil was delivered into the California crude markets, thereby suppressing prices. The repeal of the ban and the improved California crude oil market fundamentals appear to represent permanent changes that could have long-term positive effects on the Company's future operating results and cash flows.

     Since 1992, the Company has maintained a crude oil hedging arrangement with a local refiner, whereby a price range based on California Midway Sunset field posted prices is established. When the monthly weighted average Midway Sunset field posted price is above the top of this range, the Company pays the refiner the difference up to a maximum dollar amount per barrel. When the Midway Sunset field posted price is below the bottom of the range, then the refiner pays the Company the difference up to a maximum dollar amount per barrel. Currently, the established price range is $11.50 per barrel to $13.25 per barrel and the quantity of barrels affected is 2,000 barrels per day. The maximum dollar amount paid by either party is $3.00 per barrel. Therefore, under the current agreement, when the monthly weighted average Midway Sunset field posted price is above $13.25, the Company pays the refiner the difference between the monthly average and $13.25 up to a maximum of $3.00 per barrel, or $6,000 per day. When the average price is below $11.50 per barrel, then the refiner pays the Company the difference up to a maximum of $3.00 per barrel, or $6,000 per day. In 1995, the Company paid the refiner $482,000 as a result of the hedging arrangement. At the current Midway Sunset field posted price of $17.25 per day, the Company would have to pay the refiner the maximum amount of $6,000 per day. The agreement runs through October 1996. While there can be no guarantees that the Company will be able to extend the hedge at its expiration, it has every intention of doing so, and at price levels which it deems acceptable given the new California market conditions.

     Natural gas prices were at relatively low levels throughout most of 1995. However, in December 1995, prices rose sharply as a result of extremely cold domestic weather conditions, particularly in the East. During the months of December and January 1996, the surge in demand in certain parts of the country created record setting price differentials between the various natural gas delivery points. While natural gas prices in the East, Midwest and parts of the Gulf Coast regions currently remain at higher levels, prices in California remain low. Throughout 1995, the Company's average price for its gas production in the Northern San Joaquin Valley was below

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
(continued)

$1.00 per mcf, and, in 1996, prices are not much higher. The weak California gas market is primarily the result of an abundance of inexpensive natural gas being delivered into the state through the various interstate natural gas pipelines. Imports of natural gas from Canada, in particular, have increased significantly over the past year. At this time, it is uncertain how long this market condition will persist. At these low price levels, the economics of the Company's Northern San Joaquin Valley exploration program are significantly impacted.

     In January 1996, the Company elected to convert its $2,600,000 8% convertible note, which was held by a large public company, into 400,000 shares of McFarland Energy, Inc. common stock. The conversion of the note will save the Company $208,000 of interest expense annually.

     The Company presently maintains an unsecured $10,000,000 revolving line of credit facility which expires on March 31, 1996. The credit facility is to be used for producing property acquisitions. The Company plans to renew the facility at its expiration. The Company believes that it has substantially greater borrowing capacity, should the need arise, in order to make a significant producing property acquisition.

Capital Resources
-----------------

     Net working capital at December 31, 1995 totalled $4,793,000, up 72% from the prior year. This sharp increase in year end net working capital reflected the Company's strong operating performance in 1995 combined with the net cash proceeds resulting from the settlement of the Chevron lawsuit in the first quarter of the year.

     In 1995, capital expenditures totalled $13,200,000, consisting of property acquisitions of $5,400,000, exploration activities of $1,500,000 and development activities of $6,300,000. Capital expenditures in 1995 were below the $22,500,000 spent in 1994. In 1994, the Company was successful in consummating the Star Fee and Oak Hill field property acquisitions, which totalled $17,600,000.

     The largest property acquisition in 1995 was the $3,400,000 acquisition of oil producing properties in Santa Barbara County, California at the end of the year. The Company also made several smaller working interest acquisitions during the year which totalled $2,000,000. While the Company does not budget amounts for future producing property acquisitions, it remains committed to its pursuit of acquiring high quality assets which meet its economic and operational criteria.

     In 1995, exploration related activities totalled $1,500,000, which was comparable to the $1,700,000 spent in the prior year. The primary focus of the Company's exploration activities in 1995 was in the California Northern San Joaquin Valley. In 1995, the Company participated in the drilling of six (6) wells, five (5) of which were dry holes. The Company is committed to participate in the drilling of six (6) additional wells in this area in 1996. The results of these upcoming wells, along with the outlook for the California natural gas market will help determine the level of the Company's long-term commitment to this exploration program. For 1996, the

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
(continued)

Company has budgeted approximately $2,000,000 for exploration activities, all within California.

     Development activities in 1995 totalled $6,300,000 and consisted primarily of development drilling in the Midway Sunset field of California and in the Oak Hill field of East Texas. In 1995, the Company drilled twenty-one (21) development wells and recompleted five (5) wells in the Midway Sunset field at a cost of $2,400,000. Four development wells were drilled during the year in the Oak Hill field at a cost of $2,400,000. The remainder of the amounts spent in 1995 were related to surface facility and maintenance type capital projects. In 1996, the Company plans to drill a total of twenty-one (21) development wells in the Midway Sunset field at a cost of approximately $2,100,000.

     For 1996, the Company's total capital budget is $5,100,000, which will be funded with its existing cash balances and internally generated cash flow. Presently, the Company has a $10,000,000 unused line of credit facility and is highly confident that it could increase the amount significantly, if it desired. In addition, the Company believes that it could obtain financing from other financial institutions or access the equity markets if funds were needed to consummate a significant producing property acquisition.

Impact of Inflation
-------------------

     The impact of inflation on the Company's capital costs and operations has not been significant in recent years due to the relatively low rates of inflation experienced in the United States.

New Accounting Standards
------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") No. 25,
"Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company is evaluating the provisions of SFAS No. 123, but has not yet determined whether it will continue to follow the provisions of APB No. 25 or change to the fair value-based method of SFAS No. 123.

Results of Operations 1995 vs. 1994
-----------------------------------

     Oil and gas sales increased 25% in 1995 to $19,204,000. This increase was due to the combination of record setting crude oil and natural gas production and higher crude oil prices.

     Crude oil production rose 24% in 1995 to 1,206,000 barrels, as compared to 969,000 barrels in the prior year. This significant increase was primarily attributable to the Company's successful

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
(continued)

development drilling program at its two core properties in the Midway Sunset field. Production from the McDonald property increased 17% in 1995 to more than 1,500 gross barrels per day, while at the Star Fee property, production rose 15% to 1,400 gross barrels per day.

     Natural gas production increased 50% in 1995 to 2,181,000 mcf, reflecting higher production from the Oak Hill field properties and from the gas wells in the Northern San Joaquin Valley.

     Crude oil prices, excluding the effects of the Company's hedge program, averaged $13.96 per barrel in 1995 as compared to $12.51 per barrel received in 1994. In 1995, the hedge program reduced revenues by $482,000, or $0.40 per barrel. In 1994, the hedge program increased revenues by $446,000, or $0.46 per barrel. Natural gas prices averaged $1.24 per mcf in 1995 compared to $1.71 per mcf received in 1994.

     In 1995, crude oil and gas production costs increased to $7,274,000, up 12% from 1994. On a barrel of equivalent ("BOE") basis, the average lifting cost in 1995 was $4.63 per BOE compared to $5.35 per BOE in 1994, or a 13% decline. This decrease in the BOE lifting costs reflects higher oil and gas production volumes and increased operating efficiencies.

     Exploration, dry holes and abandonment costs of $1,595,000 in 1995 represent five (5) dry holes drilled in the Sacramento and Northern San Joaquin Valleys, leasehold write-offs and property abandonment costs.

     Depletion and depreciation expense increased 11% in 1995 to $4,374,000, primarily as a result of the incremental depletion related to the Star Fee and Oak Hill properties.

     Litigation settlement reflects the net proceeds received from the settlement of the Company's lawsuit with Chevron U.S.A., Inc. in January 1995. See Note 3 of Notes to Consolidated Financial Statements.

     In the first quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets be reviewed for impairment on a property by property basis. As a result, the Company recorded an impairment loss of $4,765,000 on certain oil and gas properties and a write-down of $750,000 on its investment in a natural gas marketing and gas gathering company. In the fourth quarter of 1995, the Company recorded an additional impairment on certain gas properties totalling $1,520,000 and also wrote-off its investment in its natural gas storage project at Ten Section totalling $882,000. See Note 1 of Notes to Consolidated Financial Statements.

     General and administrative expense in 1995 was down slightly from the prior year. Interest expense for 1995 decreased 35% to $548,000 as a result of the lower outstanding borrowing during the year. In the first quarter of 1995, the Company paid-off all of its outstanding bank borrowing. Other expense of $440,000 consisted of the write-down of tubular inventories and an accrual for estimated future environmental costs.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
(continued)

Results of Operations 1994 vs. 1993
-----------------------------------

     Revenues increased 26% in 1994 to $16,270,000. This increase reflected higher 1994 oil and gas sales and a significant gain on the sale of a non-operated interest in a California oil and gas producing property. Higher oil and gas sales in 1994 were due primarily to a 22% increase in crude oil production and a 46% increase in natural gas production.

     Crude oil production in 1994 rose 22% to 969,000 barrels. This sharp increase in oil production reflected the acquisition of the Star Fee property in April 1994 which accounted for 220,000 net barrels. Natural gas production increased 46% in 1994 to 1,456,000 mcf. The acquisition of the Oak Hill Field, Rusk County, Texas working interests in June 1994 and sales from the new gas wells put on production in the second half of 1994 in the Northern San Joaquin Valley of California were principally responsible for the increase in gas production.

     In 1994, the Company received an average crude price, excluding hedging effects, of $12.51 per barrel. This compares with the $12.70 per barrel received on average in 1993. In 1994, the Company's hedge program added $0.46 per barrel to the crude price and increased revenues by $446,000. In 1993, the Company's hedging activities added $0.59 per barrel to the crude price and increased revenues by $467,000. Including the effects of the hedge, the effective crude price realized by the Company in 1994 and 1993 was $12.97 per barrel and $13.29 per barrel, respectively.

     Natural gas prices in 1994 averaged $1.71 per mcf, or an 18% decline from the $2.08 per mcf received in 1993. Natural gas prices were especially weak in the second half of 1994, reflecting mild weather conditions and excess domestic supply.

     In 1994, the Company sold its interest in a Los Angeles Basin, California oil and gas producing property to a third party. This sale was part of an out-of-court settlement reached with one of the defendants in the Company's lawsuit entitled McFarland Energy, Inc. v. Chevron U.S.A. Inc., et al. The
                 -----------------------------------------------------
settlement agreement included the sale of the Company's interest in the property for $905,000. The Company recognized a gain on the sale in 1994 of $773,000.

     Crude oil and gas production costs declined 3% in 1994 to $6,482,000. On a barrel of oil equivalent ("BOE") basis, lifting costs declined 23% to $5.35 per barrel from $6.98 per barrel in 1993. This significant reduction in BOE lifting costs reflected overall higher oil and gas production volumes combined with the positive effects resulting from the sale of higher cost marginal properties at the end of 1993.

     Exploration costs were 42% lower in 1994 at $705,000. Lower exploration expenses in 1994 were primarily the result of a higher success rate on wells drilled and lower leasehold impairments.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations (continued)
---------------------


     Depletion expense increased 16% in 1994 to $3,927,000. This significant increase in depletion expense was principally attributable to the addition of the Star Fee and Oak Hill field properties in 1994. These two acquisitions added $19,405,000 to the Company's depletable costs.

     General and administrative expenses in 1994 declined 7% reflecting lower legal fees paid. Interest expense rose 203% reflecting increased outstanding long-term debt in 1994. In 1994, the Company borrowed a total of $13,400,000 in conjunction with two significant producing property acquisitions and issued a total of $3,624,000 of interest bearing production notes in conjunction with one of the transactions. Other expenses in 1994 totalled $492,000 and consisted of employee severance pay and various legal settlements.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

[LETTERHEAD OF COOPERS & LYBRAND]



To the Board of Directors and Stockholders of McFarland Energy, Inc.


We have audited the consolidated financial statements of McFarland Energy, Inc. and subsidiary listed in the index on page 52 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McFarland Energy, Inc. and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for the amortization of oil and gas properties in 1994 and accounting for income taxes in 1993.


                                         /s/ COOPERS & LYBRAND L.L.P.

Newport Beach, California
March 8, 1996

                             McFARLAND ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                           ASSETS                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------                                               ------------------------------------
                                            December 31,                                                     December 31,
                                       ---------------------                                            ---------------------
                                        1995           1994                                              1995           1994
                                        ----           ----                                              ----           ----
Current Assets:                                                     Current Liabilities:
  Cash and cash equivalents             $ 6,974,000    $ 1,864,000     Accounts payable                  $ 2,170,000    $ 2,359,000
  Accounts receivable                     3,797,000      5,669,000     Royalties and revenue payable       1,345,000      1,657,000
  Tax refunds receivable                    229,000         29,000     Cost advances from joint
  Crude oil inventory                       259,000        280,000      venture partners                       9,000        273,000
  Materials and supplies inventory          131,000        290,000     Other taxes payable                   283,000        274,000
  Prepaid expenses and
   other current assets                     610,000        638,000     Other accrued liabilities           4,988,000        665,000
  Deferred tax assets                     1,588,000            ---     Current portion of long-term debt         ---        750,000
                                        -----------    -----------                                       -----------    -----------

Total current assets                     13,588,000      8,770,000     Total current liabilities           8,795,000      5,978,000
                                        -----------    -----------                                       -----------    -----------


                                                                    Convertible Notes                      2,600,000      2,600,000
                                                                                                         -----------    -----------

Property and Equipment:
  Oil and gas properties                 85,688,000     81,516,000  Production Payment Notes               3,139,000      3,481,000
  Other equipment                         3,411,000      3,313,000
                                        -----------    -----------
                                         89,099,000     84,829,000  Long-term Debt                               ---     12,650,000
                                                                                                         -----------    -----------

  Less accumulated depletion
     and depreciation                    55,266,000     51,090,000  Deferred Income Taxes                    764,000        205,000
                                        -----------    -----------                                       -----------    -----------


                                         33,833,000     33,739,000  Stockholders' Equity:
                                        -----------    -----------
                                                                    Common stock, $1.00 par value
Other Assets                                272,000      1,036,000    Authorized - 10,000,000 shares
                                        -----------    -----------
                                                                      Issued and outstanding 5,239,234
                                                                      and 5,212,234 in 1995 and 1994       5,239,000      5,212,000
                                                                    Additional paid-in capital            18,932,000     18,836,000
                                                                    Retained Earnings (Deficit)            8,224,000     (5,417,000)

                                                                                                         -----------    -----------
                                                                                                          32,395,000     18,631,000
                                                                                                         -----------    -----------
                                        $47,693,000    $43,545,000                                       $47,693,000    $43,545,000
                                        ===========    ===========                                       ===========    ===========

   The accompanying notes are an integral part of the financial statements.

                            McFARLAND ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                        ----------------------------------------
                                        1995           1994         1993
                                        ----           ----         ----
Revenues:
 Oil and gas sales                      $ 19,204,000   $15,310,000  $12,695,000
 Interest and other                          551,000       171,000      246,000
 Gain (loss) on sale of assets               128,000       789,000      (79,000)
                                          ----------    ----------   ----------
                                          19,883,000    16,270,000   12,862,000
                                          ----------    ----------   ----------
Costs and expenses:
 Crude oil and gas production              7,274,000     6,482,000    6,713,000
 Exploration, dry holes and
  abandonments                             1,595,000       705,000    1,214,000
 Depletion and depreciation                4,374,000     3,927,000    3,391,000
 General and administrative                2,294,000     2,314,000    2,488,000
 Litigation settlement                   (17,158,000)          ---          ---
 Property impairments                      7,917,000           ---          ---
 Interest                                    548,000       840,000      277,000
 Other                                       440,000       492,000      331,000
                                          ----------    ----------   ----------
                                           7,284,000    14,760,000   14,414,000
                                          ----------    ----------   ----------

Income (loss) before income taxes         12,599,000     1,510,000   (1,552,000)
                                          ----------    ----------   ----------

Income taxes (benefit):
 Current                                      27,000         2,000       14,000
 Deferred                                 (1,069,000)          ---          ---
                                          ----------    ----------   ----------
                                          (1,042,000)        2,000       14,000
                                          ----------    ----------   ----------
Income (loss) from continuing operations
 before cumulative effect of change in
 accounting principle                     13,641,000     1,508,000   (1,566,000)

Cumulative effect on prior years of
 change in accounting for income taxes           ---           ---      450,000
                                          ----------    ----------   ----------

Net income (loss)                       $ 13,641,000   $ 1,508,000  $(1,116,000)
                                          ==========    ==========   ==========
Per common share:
-----------------

Primary:
 Income (loss) per share before cumulative
  effect of change in accounting principle     $2.61         $0.29       $(0.30)
                                                ====          ====        =====
 Net income (loss)                             $2.61         $0.29       $(0.21)
                                                ====          ====        =====

Fully Diluted:
 Income (loss) per share before cumulative
  effect of change in accounting principle     $2.41         $0.29       $(0.30)
                                                ====          ====        =====
 Net income (loss)                             $2.41         $0.29       $(0.21)
                                                ====          ====        =====


   The accompanying notes are an integral part of the financial statements.

                            McFARLAND ENERGY, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                      Common Stock                     Additional              Retained              Total
                                 ----------------------                 Paid-in                Earnings/          Stockholders'
                                 Shares          Amount                 Capital                (Deficit)             Equity
                                 ------          ------                 -------                ---------             ------
Balances,
  January 1, 1993                5,199,359       $5,199,000             $18,796,000            $(5,809,000)          $18,186,000

Net loss for year                      ---              ---                     ---             (1,116,000)           (1,116,000)
                                 ---------       ----------             -----------            -----------           -----------

Balances,
  December 31, 1993              5,199,359        5,199,000              18,796,000             (6,925,000)          $17,070,000

Stock option exercises              12,875           13,000                  40,000                    ---                53,000

Net income for year                    ---              ---                     ---              1,508,000             1,508,000
                                 ---------       ----------             -----------            -----------           -----------

Balances,
  December 31, 1994              5,212,234        5,212,000              18,836,000             (5,417,000)           18,631,000

Stock option exercises              27,000           27,000                  96,000                    ---               123,000

Net income for year                    ---              ---                     ---             13,641,000            13,641,000
                                 ---------       ----------             -----------            -----------           -----------

Balances,
  December 31, 1995              5,239,234       $5,239,000             $18,932,000            $ 8,224,000           $32,395,000
                                 =========       ==========             ===========            ===========           ===========

   The accompanying notes are an integral part of the financial statements.

                            McFARLAND ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                 1995                   1994                   1993
                                                                 ----                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $13,641,000            $ 1,508,000            $(1,116,000)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Cumulative effect of accounting change                                ---                    ---               (450,000)
   Depletion and depreciation                                      4,374,000              3,927,000              3,391,000
   Dry holes, abandonments and impairments                         9,471,000                571,000              1,020,000
   Deferred income taxes                                          (1,069,000)                   ---                    ---
   (Gain) loss from sale of assets                                  (128,000)              (789,000)                79,000
   Other                                                             428,000                    ---                236,000
   Change in assets and liabilities:
     Decrease (increase) in:
        Receivables                                                1,872,000             (2,387,000)             1,990,000
        Tax refund receivable                                       (200,000)                   ---                    ---
        Inventory                                                      3,000                (69,000)               107,000
        Prepaids and other current assets                             27,000                (58,000)              (190,000)
     Increase (decrease) in:
        Accounts payable                                            (438,000)               684,000                153,000
        Royalties and revenue payable                               (312,000)               664,000               (480,000)
        Cost advances from joint venture partners                   (264,000)               273,000               (126,000)
        Taxes payable                                                  9,000                 78,000                 19,000
        Other accrued expenses                                       (56,000)               391,000               (150,000)
                                                                 -----------            -----------            -----------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                        27,358,000              4,793,000              4,483,000
                                                                 -----------            -----------            -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Purchase of property and equipment (including dry holes)        (13,207,000)           (22,435,000)            (3,573,000)
 Amounts included in accrued liabilities                           4,379,000                    ---                    ---
 Proceeds from sales of property and equipment                       145,000                 10,000                 57,000
 Other                                                                55,000                  5,000               (152,000)
                                                                 -----------            -----------            -----------

 NET CASH USED IN INVESTING ACTIVITIES                            (8,628,000)           (22,420,000)            (3,668,000)
                                                                 -----------            -----------            -----------
CASH FLOWS  FROM (USED IN) FINANCING ACTIVITIES:
 Exercise of stock options                                           123,000                 53,000                    ---
 Issuance of production payment notes                                    ---              3,624,000                    ---
 Proceeds from long-term borrowing                                       ---             13,400,000                    ---
 Payments on debt                                                (13,743,000)              (143,000)                   ---
 Other                                                                   ---                    ---                  8,000
                                                                 -----------            -----------            -----------

 NET CASH (USED IN) FROM FINANCING ACTIVITIES                    (13,620,000)            16,934,000                  8,000
                                                                 -----------            -----------            -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     5,110,000               (693,000)               823,000

 Cash and cash equivalents, beginning of the year                  1,864,000              2,557,000              1,734,000
                                                                 -----------            -----------            -----------

CASH AND CASH EQUIVALENTS, END OF THE YEAR                       $ 6,974,000            $ 1,864,000            $ 2,557,000
                                                                 ===========            ===========            ===========

   The accompanying notes are an integral part of the financial statements.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

    This summary of significant accounting policies of McFarland Energy, Inc. is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation
---------------------------

    The consolidated financial statements include the accounts of McFarland Energy, Inc. and its wholly-owned subsidiary, Carl Oil and Gas Co. (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Business Activity
-----------------

    The Company is engaged in the exploration for and the production of crude oil and natural gas in the Continental United States.

Cash and Cash Equivalents
-------------------------

    The Company invests temporarily surplus cash in top rated commercial paper and money market asset funds. These investments are carried at cost, which, because of the proximity of maturity, approximate market value. The average pretax yield at December 31, 1995 and 1994 was 5.6% and 3.3%, respectively. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The total of short term investments included as cash equivalents at December 31, 1995 and 1994 was $6,200,000 and $1,026,000, respectively. Also included as cash equivalent at December 31, 1995 and 1994 was cash held in an interest bearing escrow account of $280,000 and $273,000, respectively. See Crude Oil Hedge Program.

Oil and Gas Properties
----------------------

    The Company accounts for its oil and gas operations using the successful efforts method. Under the successful efforts method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the related remaining proven reserves. Cost centers for amortization purposes are determined on a property by property basis. See Changes in Accounting Principles. The Company provides for future abandonment and site restoration costs with respect to certain of its oil and gas properties. The costs are accrued over the expected life of the properties and are taken into account in determining depletion and depreciation expense. Oil and gas leasehold costs are capitalized when incurred. Significant unproved properties are assessed periodically and any impairments in value are charged to expense.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Oil and Gas Properties (continued)
----------------------

Exploratory costs including geological and geophysical costs, dry holes and delay rentals are expensed as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful.

    Proved properties are assessed periodically for impairments by comparing the future net cash flows with the net book carrying amount of the asset. The impairment loss on an oil and gas property is calculated as the difference between the carrying amount of the asset and its fair value, giving consideration to recent prices, pricing trends and discount rates. These projections represent the Company's best estimate of fair value based on the information available. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. See Changes in Accounting Principles.

Other Equipment
---------------

    Depreciation of other equipment has been provided using the straight-line method over estimated useful lives ranging from three to thirty years.

    Costs and accumulated depreciation of automobiles, trucks, and office equipment are removed from their respective accounts when retired, and the related gain or loss is recognized.

Inventories
-----------

    Crude oil inventories are stated at market and removed at the prevailing market price, which is essentially the actual selling price. Inventory of materials and supplies is stated at the lower of market or weighted average cost.

Crude Oil Hedge Program
-----------------------

    In December 1992, the Company entered into a 1,000 barrel per day crude oil hedging arrangement ("Hedge Agreement") with a local refiner which was based on a minimum posted price of $12.50 per barrel and a maximum of $14.00 per barrel of Midway Sunset field crude oil.

    In November 1993, the Hedge Agreement was extended through November 1994 and expanded to 2,000 barrels per day. Under the revised terms, when the prevailing posted price for Midway Sunset field crude was between $9.50-$11.49 per barrel, the Company received an amount equal to the difference between $11.50 and the prevailing price, times 2,000 barrels per day. When the prevailing Midway Sunset field posted price was below $9.50 per barrel, the effect of the hedge was to add $2.00-$2.50 per barrel to the actual crude price received by the Company on 2,000 barrels per day. Conversely, when the Midway Sunset field posted price was between $13.10-$15.10, the Company paid to the refiner an amount equal to the difference between the prevailing price and $13.10, up to a maximum of $2.00 per barrel, times 2,000 barrels per day. At prices above $15.10, the maximum amount paid to the refiner was $2.50 per

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Crude Oil Hedge Program (Continued)
-----------------------

barrel on 2,000 barrels per day.

    In October 1994, the Company extended the Hedge Agreement to November 1, 1996. The extended agreement continues to cover 2,000 barrels per day and is only slightly modified with respect to some of the other terms of the previous agreement. During the period of November 1994 through October 1995, the Company received up to $2.75 per barrel when the Midway Sunset field monthly weighted average posted price was below $11.25 per barrel and paid up to $2.75 per barrel when the average price was above $13.00 per barrel. During the period of November 1995 through October 1996, the Company receives up to $3.00 per barrel when the average posted price is below $11.50 per barrel and pays up to $3.00 per barrel when the average price is above $13.25 per barrel.

    Any gain or loss resulting from the Hedge Agreement is recognized each month and included in the results of operations. In 1995, the hedge program decreased revenues by $482,000. In 1994 and 1993, the hedge program increased revenues by $446,000 and $467,000, respectively. The Hedge Agreement requires that the Company and the refiner maintain certain minimum levels of security. At December 31, 1995 and 1994, the Company had on deposit in an interest bearing escrow account $280,000 and $273,000, respectively, to meet such requirements.

    The hedging arrangement exposes the Company to minimal counterparty credit risk, since to the extent that the refiner is unable to meet a monthly settlement obligation, the Company can call upon the security posted by the refiner.

Environmental Expenditures
--------------------------

    Environmental expenditures relating to current operations are expensed or capitalized, as appropriate, depending on whether such expenditures provide future economic benefits. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs.

Use of Estimates
----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) per Common Share
----------------------------------

    The computation of primary earnings per share is based on the weighted average number of

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net Income (Loss) per Common Share (continued)
----------------------------------

outstanding shares during each period. Shares of common stock issuable under stock options were excluded from the computation because they did not have a material effect on primary earnings per share. The computation of fully diluted earnings per share for 1995 includes the conversion of the 8% convertible note and the assumed exercise of the dilutive stock options. Net income used in the computation of fully diluted earnings per share was adjusted for the interest expense applicable to the convertible note. The assumed conversion of the production payment notes was not included in the computation of fully diluted earnings per share since the effect would be anti-dilutive. The weighted average number of outstanding shares used in the calculations for primary and fully diluted per share amounts for 1995 were 5,229,338 and 5,755,730, respectively. The weighted average number of outstanding shares for 1994 and 1993 were 5,202,630 and 5,199,359, respectively. Net loss per share for 1993 reflects the $450,000 ($0.09 per share) benefit of the cumulative effect of the change in accounting for income taxes.

Changes in Accounting Principles
--------------------------------

    Accounting for Impairment of Long-Lived Assets - In March 1995, the
    ----------------------------------------------
Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met.

    Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. At December 31, 1994, the future cash flows of these proved properties was $65,000,000 as compared to the net book carrying amount of $33,000,000. The new statement requires the impairment review be performed on the lowest level of asset grouping for which there are identifiable cash flows. In the case of the Company, this results in a property by property impairment review. The Company adopted SFAS No. 121 in the first quarter of 1995 and primarily as a result of significantly lower natural gas prices, recorded an impairment loss on certain oil and gas properties totalling $4,765,000. In addition, the Company wrote-off its investment in a natural gas marketing and gas gathering company in the amount of $750,000.

    In the fourth quarter of 1995, the Company recorded an additional impairment on certain gas properties totalling $1,520,000. In addition, the Company wrote-off its previously deferred development costs totalling $882,000 related to its Ten Section gas storage project. The Company determined that this asset had been impaired based on the present market uncertainties negatively

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Changes in Accounting Principles (continued)
---------------------------------

impacting this project.

    Amortization of Oil and Gas Properties - Effective January 1, 1994, the
    --------------------------------------
Company changed its method of accounting for amortization of its oil and gas properties. As a result of this change, the capitalized costs of the Company's oil and gas properties which were previously amortized on a field-by-field basis are now amortized on a property-by-property basis. The Company believes that this change permits a more precise calculation of amortization and association of a property's cost with related revenues. For the year ended December 31, 1994, the effect of the change increased net income by $95,000 or $0.02 per share of common stock. The cumulative effect of this accounting change for years prior to 1994 was not material.

    Accounting for Income Taxes - The Financial Accounting Standards Board
    ---------------------------
issued SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    The Company adopted SFAS No. 109 in the first quarter of 1993 and reported the cumulative effect of the change in the method of accounting for income taxes as of the beginning of 1993 in the consolidated statement of operations. The cumulative effect on prior years of this change in accounting principle increased 1993 net income by $450,000, or $0.09 per share, and is reported separately in the consolidated statement of operations for the year ended December 31, 1993. The adoption of SFAS No. 109 did not have any effect on the 1993 net income from continuing operations before cumulative effect of change in accounting principle. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

    Accounting for Investments - On January 1, 1994, the Company adopted the
    --------------------------
provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have any effect on the 1994 net income.

2.  Property Acquisitions

    Barham Ranch Property Acquisition - On December 7, 1995, the Company
    ---------------------------------
announced it had reached a definitive agreement to acquire the operated and non-operated working interests in nineteen (19) producing oil wells in Santa Barbara County, California for $3,400,000 cash.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Property Acquisitions (continued)

The transaction closed on January 31, 1996 and was funded from the Company's existing cash balances. The transaction was accounted for as a purchase as of December 31, 1995, and accordingly, the purchase price was allocated to the assets acquired on the basis of their fair values.

    Star Fee Property Acquisition - On April 22, 1994, the Company announced the
    -----------------------------
closing of its acquisition of a significant oil producing property located in the Midway Sunset field, Kern County, California. The property, known as the Star Fee, is located one-eighth mile west of the Company's other principal Midway Sunset field property and possesses several similar reservoir characteristics. Final consideration consisted of approximately $7,300,000 cash, issuance of $3,624,000 seven-year convertible production payment notes and retention of a sliding scale royalty by the seller in exchange for 100% working interest. At closing, the Company acquired approximately 91% of the ownership interests and has since acquired substantially all of the remaining interests. The Company borrowed $6,000,000 under the term loan facility provided by its credit agreement. See Note 4 of Notes to Consolidated Financial Statements. The Company's financial statements include the results of the Star Fee property from the closing date. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired on the basis of their fair values.

    Oak Hill Field Property Acquisition - On September 26, 1994, the Company
    -----------------------------------
closed the acquisition of working interests in fifteen (15) operated and thirty-three (33) non-operated natural gas producing properties located in the Oak Hill field, Rusk County, Texas. Total consideration was $6,280,000 cash, of which the Company borrowed $6,000,000 under its amended revolving line of credit facility. Most of the reserves and value are concentrated in the operated properties in which the working interests acquired range from 65% to 96%. The transaction was accounted for as a purchase and reflected as of June 1, 1994, the effective date. In accordance with the purchase method of accounting, the purchase price was allocated to the assets acquired on the basis of their fair values.

    The following table presents unaudited proforma operating results as if the acquisition of the Star Fee and Oak Hill field properties had occurred on January 1, 1994 and 1993:

                                Year Ended December 31,
                               -------------------------
                                  1994           1993
                               -----------  ------------
Revenues                       $17,268,000   $16,409,000
Net Income (Loss)               $1,354,000   ($1,171,000)
Net Income (Loss) Per Share    $      0.26        ($0.23)

    The proforma results are based upon certain assumptions and estimates which the Company believes are reasonable. The proforma results do not purport to be indicative of results that actually would have been obtained had the acquisitions occurred on January 1 of the periods presented, nor are they intended to be a projection of future results.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Settlement of Chevron Lawsuit

    On January 16, 1995, the Company announced it had settled with Chevron the lawsuit of McFarland Energy, Inc. v. Chevron U.S.A., Inc. (Case No. BC023747)
           ----------------------------------------------
for the sum of $25,673,000. In September 1994, a Los Angeles Superior Court jury trial awarded the Company compensatory and punitive damages totalling $47,300,000. On January 13, 1995, the Company and Chevron entered into a final settlement agreement and funds in the amount of $25,673,000 were wired to the Company on January 17, 1995. Of the total settlement amount, $8,292,000 was paid to the Company's outside attorneys and the Company incurred various other costs totalling $223,000. The net settlement amount of $17,158,000 was recognized as a gain in the first quarter of 1995.

4.  Credit Agreement

    On April 20, 1994, the Company entered into a credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility. On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At December 31, 1995, there was no outstanding borrowing under this facility. The Company paid a total of $23,000 of interest on this facility in 1995.

    The term loan credit facility consisted of a $6,000,000 seven-year term loan repayable over twenty-four successive quarterly equal installments commencing on June 1, 1995. The interest rate on borrowed funds was either the bank's reference rate plus .5%, a negotiated fixed rate or LIBOR plus 2%. In conjunction with the acquisition of the Star Fee property, the Company borrowed $6,000,000 under the term loan facility. The term loan was collateralized by two of the Company's principal crude oil producing properties. In March 1995, the Company repaid all the outstanding borrowing under the term loan facility. In 1995, the Company paid a total of $75,000 of interest on the term loan facility.

    The Credit Agreement contains certain covenants which require maintenance of minimum levels of net worth and working capital, maintenance of minimum or maximum financial ratios, and certain limitations on the incurrence of liens or encumbrances on the Company's assets. The Company is required to pay a quarterly commitment fee of .375% per annum on the unused portion of the revolving credit facility. There are no compensating balance requirements.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Production Payment Notes

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

    The Notes are due February 1, 2001. The Company has the option to make the final payment of the outstanding balance in either cash, Company common stock, or a combination of both. The market value per share of common stock delivered will be based on the average quoted closing price on the National Association of Securities Dealers Stock Market System for the twenty trading days prior to January 20, 2001. The Notes are collateralized by one of the Company's principal crude oil properties. In 1995, the Company made interest payments totalling $166,000 on the production payment notes.

6.  Convertible Notes

    On January 4, 1993, the Company refinanced its previously issued convertible notes with the issuance of a single $2,600,000 convertible note to its largest institutional shareholder. The note bore interest at 8% per annum and was due January 4, 2003. The terms of the note called for quarterly interest payments through January 4, 2003, or up to the date of conversion. The Company has the option to convert the note to its common stock at any time after January 4, 1996 provided that the Company's common stock had been quoted by the National Association of Securities Dealers at a weighted average price of $6.50 per share, or higher, for at least nineteen out of twenty consecutive business days. This note was also convertible at the option of the note holder at any time after January 4, 1994 at the rate of one share of the Company's common stock for each $6.50 principal amount. In 1995, the Company made interest payments totalling $208,000. On January 29, 1996, the Company converted the note into 400,000 shares of the Company's common stock. See Note 13 of Notes to Consolidated Financial Statements for details. The note was subordinate to any senior indebtedness incurred by the Company and restricted the payment of dividends on common stock if there existed any unpaid accrued interest.

7.  Employees Savings and Stock Ownership Plan

    The Company maintains a defined contribution and contributory savings plan covering all full-time employees who have been employed at least six months. The plan qualifies under Section 401(k) of the Internal Revenue Code. The Company contributes to the plan an amount equal to 1% of each eligible employee's annual earnings. In addition, the Company matches employee voluntary contributions up to 6% of annual compensation. Employees vest in the Company's contribution at the rate of 10% each year for the first four years of credited service and 20% each

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Employees Savings and Stock Ownership Plan (continued)

year for the next three years.

    For the three years ended December 31, 1995, 1994, and 1993, contributions of $172,000, $171,000, and $173,000, respectively, were made by the Company to the plan.

8.  Stock Option Plans

    On March 6, 1986, the Company's Board of Directors unanimously approved the 1986 Stock Option Plan ("1986 Plan"), under which 225,000 shares of the Company's common stock are reserved for issuance to officers and key employees. The 1986 Plan was adopted by the shareholders at the May 29, 1986 Annual Meeting of Shareholders. Options vest 25% annually. Options are exercisable beginning one year after the date granted.

    At the May 24, 1989 Annual Meeting of Shareholders, the shareholders approved the 1989 Stock Option Plan ("1989 Plan") which is identical in all material respects to the 1986 Plan. Under the 1989 Plan, 250,000 shares of the Company's common stock are reserved for issuance to officers and key employees. A summary of the stock option activity related to the Company's 1986 and 1989 Plans is as follows:

                                       Number          Exercise        Shares
                                      of Shares         Price        Exercisable
                                      ---------       ----------     -----------
Outstanding at January 1, 1994          270,000     $4.13 - $10.00        90,125
Granted                                  67,750      $5.25 - $7.75
Exercised                               (12,875)         $4.13
Cancelled or Expired                    (29,000)     $4.13 - $5.25

Outstanding at December 31, 1994        295,875     $4.13 - $10.00       154,875
Granted                                  66,000          $6.25
Exercised                               (25,000)     $4.13 - $5.25
Cancelled or Expired                    (22,812)     $4.13 - $4.75

Outstanding at December 31, 1995        314,063     $4.13 - $10.00       199,892


                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Stock Option Plans (continued)

    At the June 7, 1994 Annual Meeting of Shareholders, the shareholders approved the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, 50,000 shares of the Company's common stock are reserved for issuance to the outside directors of the Company. Each outside director receives an initial option to purchase 2,000 shares of common stock. Annually, thereafter, options to purchase 1,000 shares of common stock will be granted to each outside director. The option exercise price is equal to the fair market value of the Company's common stock on the date of grant and the options are exercisable immediately.


                                       Number         Exercise      Shares
                                     of Shares         Price     Exercisable
                                     ---------       ----------  -----------
Granted in 1994                         14,000     $4.75 - $8.00

Outstanding at December 31, 1994        14,000     $4.75 - $8.00      14,000
Granted                                  6,000         $7.00
Exercised                               (2,000)        $4.75

Outstanding at December 31, 1995        18,000     $4.75 - $8.00      18,000

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Income Taxes

    Income tax expense provided in the Company's financial statements differs substantially from the actual income tax liability to federal and state governments. The following reconciliations are provided to enhance the reader's understanding of this relationship.

Reconciliation of income tax expense (benefit) with tax at statutory rate:


                                                    Year Ended December 31,
                                                -------------------------------
                                                 1995        1994        1993
                                                ------      ------      ------
Computed tax (benefit) at 34%               $ 4,284,000   $ 513,000   $(528,000)

Net operating losses with no carryback              ---         ---     528,000

State income taxes, net of federal tax
 benefit                                        773,000      93,000      14,000

Utilization of net operating loss
 carryovers                                  (1,607,000)        ---         ---

Change in valuation allowance                (4,501,000)   (808,000)        ---

Other, net                                        9,000     204,000         ---
                                              ---------    --------    --------
                                            $(1,042,000)  $   2,000   $  14,000
                                              =========    ========    ========

Income taxes have the following components:
Current tax expense:
   Federal                                  $       ---   $     ---   $     ---
   State                                         27,000       2,000      14,000
                                              ---------    --------    --------
                                                 27,000       2,000      14,000
                                              ---------    --------    --------

Deferred tax (benefit) expense:
   Federal                                   (1,069,000)        ---         ---
   State                                            ---         ---         ---
                                              ---------    --------    --------
                                             (1,069,000)        ---         ---
                                              ---------    --------    --------

                                            $(1,042,000)  $   2,000   $  14,000
                                              =========    ========    ========

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Income Taxes (continued)

    The deferred tax assets and liabilities as of December 31, 1995 and 1994 were as follows:

Deferred tax assets (liabilities):

                                                     Year Ended December 31,
                                                  -----------------------------
                                                        1995           1994
                                                        ----           ----
 Net operating loss carryforwards                  $ 1,588,000    $ 3,126,000
 Statutory depletion carryforwards                   2,414,000      2,245,000
 Tax credit carryforwards                              327,000        143,000
 State taxes, net                                       33,000        371,000
 Property and equipment                                253,000            ---
 Other, net                                            821,000            ---
 Valuation allowance                                  (780,000)    (5,281,000)
                                                    ----------     ----------
 Total deferred tax assets                           4,656,000        604,000
                                                    ----------     ----------

 Property and equipment                                    ---       (428,000)
 Other, net                                         (3,832,000)      (381,000)
                                                    ----------     ----------

 Total deferred tax liabilities                     (3,832,000)      (809,000)
                                                    ----------     ----------

 Net deferred tax assets (liabilities)             $   824,000    $  (205,000)
                                                    ==========     ==========

    The Company has net operating loss carryovers into 1996 of approximately $4,700,000 for federal purposes and approximately $1,900,000 for State of California purposes. The federal losses may be carried over for fifteen years from the year in which they were incurred. The oldest carryforwards will begin to expire in 2003. The State of California net operating losses may be carried over for five years. The oldest carryforwards will begin to expire in 1995. The Company established valuation allowances for deferred tax assets where it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    The Company also has approximately $7,100,000 in federal statutory depletion carryovers which may be used to offset future taxable income. These carryovers do not expire. Federal alternative minimum tax credits which can be used to offset regular income taxes in excess of alternative minimum tax total approximately $143,000. Income taxes paid were $12,000, $2,000 and $47,000 in 1995, 1994 and 1993, respectively.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   Commitments and Contingencies

    The Company has certain contingent liabilities with respect to litigation, claims, taxes, government regulations and contractual agreements arising from the ordinary course of business. While there are always risks inherent in the resolution of any contingency, it is the opinion of management that such contingent liabilities will not result in any loss which would have an adverse material effect on the Company's financial position.

    The Company is subject to other possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydrocarbons or other substances at various sites; to remediate or restore these sites; and to compensate others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations. The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.

    The Company has entered into employment agreements with certain key employees. The initial term of each agreement expires on December 31, 1999, or after twenty-four months following a change in control. The agreements provide if the individual's employment is terminated after a change in control (as described in the agreements), the individual is entitled to a lump sum payment equal to an amount ranging from one to two times his base salary, including bonus.

    The Company markets its crude oil under long-term contracts to a number of refiners and marketing agencies, including several major oil companies, and its natural gas to utilities and pipeline companies. In 1995, two purchasers accounted for more than 10% of the Company's total oil and gas sales. Their purchases in 1995 accounted for 33% and 30%, respectively.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Supplemental Oil and Gas Reserve Information and Related Data (Unaudited)

     As of December 31, 1995, 1994 and 1993, the detail of capitalized costs attributable to the Company's oil and gas properties were as follows:


                          1995         1994         1993
                          ----         ----         ----

Proved properties      $85,019,000  $78,942,000  $64,306,000

Unproved properties        669,000    2,574,000    2,295,000
                        ----------   ----------   ----------

                       $85,688,000  $81,516,000  $66,601,000
                        ==========   ==========   ==========

Accumulated depletion  $58,611,000  $48,279,000  $51,254,000
                        ==========   ==========   ==========

     During the years ended December 31, 1995, 1994 and 1993, the following amounts were expended in the activities described:

                                         1995          1994         1993
                                         ----          ----         ----

Acquisition of proved properties   $  5,403,000  $ 17,562,000  $   273,000

Exploration                           1,528,000     1,114,000    1,779,000

Development                           6,276,000     3,838,000    1,624,000
                                      ---------    ----------    ---------
                    TOTAL          $ 13,207,000  $ 22,514,000  $ 3,676,000
                                     ==========    ==========    =========

     The Company operates in only one line of business, oil and gas exploration and production, and conducts those operations solely in one major geographic area, the Continental United States. Accordingly, the consolidated statements of operations shown in these financial statements reflect the results of operations from oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Supplemental Oil and Gas Reserve Information and Related Data (Unaudited) (continued)

     During 1995, 1994 and 1993, the following changes occurred in the Company's estimated proved oil and gas reserves:


                                        (In thousand of bbls and mcf)
                                         Oil                      Gas
                               ---------------------    ----------------------

                               1995     1994    1993    1995     1994     1993
                               ----     ----    ----    ----     ----     ----

Beginning of year             8,299    5,132   5,804  14,723    7,991    8,610

Revision of previous
 estimates:
   Price changes                 54      673    (564)    ---      (30)     (81)

   Quantity estimates         1,740     (166)    640  (1,751)  (2,715)    (236)

Purchases of minerals in
 place                          696    3,913      70   1,266    9,540      125

Extensions, discoveries
 and other additions            ---      ---     ---      47    1,550      571

Production                   (1,206)    (969)   (795) (2,181)  (1,456)    (998)

Sales of minerals in place      (69)    (284)    (23)    ---     (157)     ---
                             ------   ------  ------  ------   ------   ------

End of year                   9,514    8,299   5,132  12,104   14,723    7,991
                             ======   ======  ======  ======   ======   ======

Proved developed reserves:    8,534    8,299   5,132  12,104    9,374    7,991
                             ======   ======  ======  ======   ======   ======

The revision of previous estimates of proved reserves is primarily influenced by factors: the estimate of remaining hydrocarbons in the reservoir and the economics of extraction and sale. When sales prices fluctuate dramatically, the
estimate of economically recoverable reserves is significantly impacted.   Crude
prices in 1993 closed the year nearly $4.00 per barrel below the 1992 closing price levels. The sharply lower crude prices significantly reduced the economically recoverable reserves at the Company's price-sensitive oil producing properties. However, offsetting most of this decline was a significant increase in the recoverable reserves at the Company's core Midway Sunset field property. This upward revision reflected better than projected production and lower operating costs in 1993. At the end of 1994, California crude prices were more than $4.00 per barrel higher than at the end of 1993. These higher prices increased the Company's economically recoverable reserves in 1994 at several oil producing properties. In 1995, better than projected operating results at the Company's two core Midway Sunset field properties accounted for most of the upward quantity estimate revisions. 1994 and 1995 gas reserves were revised downward principally due to disappointing production results at some of the Company's gas wells in the Northern San Joaquin Valley of California and in East Texas.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Supplemental Oil and Gas Reserve Information and Related Data (Unaudited) (continued)

     At December 31, 1995, 1994 and 1993, the Company's Standardized Measure of Discounted Future Net Cash Flows were as follows:

                                         1995          1994          1993
                                         ----          ----          ----

Future gross revenue                $153,000,000  $129,000,000  $ 62,000,000

Future production and
 development costs                   (68,000,000)  (64,000,000)  (33,000,000)

Future net revenue                    85,000,000    65,000,000    29,000,000

10% annual discount for estimated
 timing of net revenue               (25,000,000)  (21,000,000)   (8,000,000)

Discounted future net revenue         60,000,000    44,000,000    21,000,000

Discounted future income tax
 expense                              (4,000,000)          ---           ---
                                      ----------   -----------   -----------
Standardized measure of discounted
 future net cash flows              $ 56,000,000  $ 44,000,000  $ 21,000,000
                                      ==========   ===========   ===========

     The process of estimating oil and gas quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimates at best. Proved reserve quantities are merely estimates of future production from known reservoirs based on year-end economic factors, which estimates may differ materially from actual recovery as production occurs and market prices and production costs change. The Company's Hedge Program is not considered in the evaluation of the year-end reserves.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Supplemental Oil and Gas Reserve Information and Related Data (Unaudited) (continued)

     THE FOREGOING RESERVE ESTIMATES AND RESULTING FUTURE NET CASH FLOWS WERE DEVELOPED IN ACCORDANCE WITH SEC PROCEDURES, USING SELLING PRICES IN EFFECT AT THE END OF THE YEARS INDICATED. AS ILLUSTRATED ABOVE, BOTH THE QUANTITY ESTIMATES AND "CASH FLOWS" OF RESERVES ARE SENSITIVE TO SALES PRICES IN EFFECT AT THE YEAR-END QUANTIFICATION DATE. DURING PERIODS OF RAPIDLY CHANGING PRICES, RESERVE INFORMATION MUST BE EXAMINED WITH THIS UNDERSTANDING.

Statement of Valuation Policies
-------------------------------

     The following accounting policies have been followed in preparing the above presentation. The estimates of proved reserves and related valuations were developed in accordance with rules of the Securities and Exchange Commission
(SEC). The other policies described below are based principally on rules developed by the SEC and the Financial Accounting Standards Board (FASB).

The dollar valuation of proved reserves is developed as follows:

     (1) Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced, based on year-end economic conditions.

     (2) The estimated future production of proved reserves is priced on the basis of year-end prices.

     (3) The estimated future expense of developing and producing the reserve quantities and of abandonment and site restoration are costed at year-end costs.

     (4) The resulting future net revenue streams are reduced to present value amount by applying a 10 percent discount factor.

     (5) The Discounted Future Net Revenue amount is further reduced by the estimated amount of discounted future income tax expense attributable to the future income based on year-end tax rates. Anticipated future permanent differences, such as allowable statutory percentage depletion in excess of basis, are taken into account. The effects of any future timing differences, such as intangible drilling costs, are not recognized.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Supplemental Oil and Gas Reserve Information and Related Data (Unaudited) (continued)

     AS ACKNOWLEDGED BY THE SEC, THIS VALUATION PROCEDURE IS NOT INTENDED TO YIELD THE BEST ESTIMATE OF THE FAIR MARKET VALUE OF A COMPANY'S OIL AND GAS PROPERTIES. AN ESTIMATE OF FAIR MARKET VALUE SHOULD ALSO TAKE INTO ACCOUNT, AMONG OTHER FACTORS, THE LIKELIHOOD OF FUTURE RECOVERIES OF OIL AND GAS IN EXCESS OF PROVED RESERVES, ANTICIPATED FUTURE PRICES OF OIL AND GAS AND RELATED DEVELOPMENT AND PRODUCTION COSTS, A DISCOUNT RATE WHICH REFLECTS ACTUAL ECONOMIC CONDITIONS, AND AN INCOME TAX PROVISION WHICH RECOGNIZES BOTH PERMANENT AND TEMPORARY DIFFERENCES.


     The following are the principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 1995, 1994 and 1993:


                                          1995           1994          1993
                                          ----           ----          ----

Beginning of year estimate             $44,000,000   $21,000,000    $30,000,000

Net change in prices and production
 costs                                   7,000,000    10,000,000    (12,000,000)

Revision to previous quantity
 estimates                              10,000,000    (3,000,000)     2,000,000

Purchases of minerals in place           6,000,000    22,000,000            ---

Extensions and discoveries                     ---     2,000,000      1,000,000

Net oil and gas sales                  (11,000,000)   (9,000,000)    (6,000,000)

Sales of minerals in place                     ---    (1,000,000)           ---

Accretion of discount                    4,000,000     2,000,000      3,000,000

Net change in income taxes              (4,000,000)          ---      3,000,000
                                        ----------    ----------     ----------

End of year estimate                   $56,000,000   $44,000,000    $21,000,000
                                        ==========    ==========     ==========


                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Supplemental Oil and Gas Reserve Information and Related Data (Unaudited) (continued)

Analysis of Changes:
-------------------

Year ended December 31, 1995:

     Net change in prices and production costs represents the present value of changes in prices and production costs multiplied by proved reserves as of the beginning of the year.

     The revision to previous quantity estimates reflects upward estimate revisions at the Company's two core Midway Sunset field properties, partially offset by downward revisions at some of the Company's gas properties in the California Northern San Joaquin Valley and in East Texas.

     Purchases of minerals in place consisted principally of the acquisition of oil producing properties in Santa Barbara County, California and the purchase of additional working interests in a property already operated by the Company.

     "Accretion of Discount" was computed by applying 10 percent to the discounted future net revenue before taxes as of the beginning of the year in recognition of the increase resulting from the impact of the passage of time on the discounted cash flow approach to the valuation of the proved reserves.

Year ended December 31, 1994:

     The revision to previous quantity estimates reflects the downward revision to some of the Company's natural gas reserves in the Northern San Joaquin Valley of California.

     Purchases of minerals in place consisted principally of the acquisition of the Star Fee property in April 1994 and the Oak Hill field properties in September 1994.

     Extensions and discoveries resulted from the drilling of five successful natural gas wells in the Northern San Joaquin Valley of California.

     Sales of minerals in place principally reflects the sale of a Los Angeles Basin, California property to a third party pursuant to an out-of-court settlement reached in August 1994.


Year ended December 31, 1993:

     The revision of previous quantity estimates resulted primarily from improved operating results at the Company's McDonald property.

     Natural gas reserve extensions and discoveries resulted from the drilling of one successful exploratory well in the Northern San Joaquin Valley of California.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Unaudited Quarterly Operating Results

     The following is a tabulation of unaudited quarterly operating results for 1995, 1994 and 1993.


                                        (In thousands except per share data)
                                                 Income (Loss) From
                                   Total        Continuing Operations
                                  Revenues    Before Accounting Change      Net Income (Loss)
                                  --------    ------------------------      -----------------
                                   Amount        Amount      Per Share     Amount     Per Share
                                   ------        ------      ---------     ------     ---------

1995
----
        First Quarter             $ 4,520       $10,074 (1)      $1.93    $10,074 (1)     $1.93
        Second Quarter              5,171           840           0.16        840          0.16
        Third Quarter               5,109         1,326           0.25      1,326          0.25
        Fourth Quarter              5,083         1,401 (2)       0.27      1,401 (2)      0.27
                                   ------        ------           ----     ------          ----
                                  $19,883       $13,641          $2.61    $13,641         $2.61
                                   ======        ======           ====     ======          ====
1994
----
        First Quarter             $ 2,955       $  (349)        $(0.07)   $  (349)       $(0.07)
        Second Quarter              3,391           236           0.05        236          0.05
        Third Quarter               4,406           658           0.13        658          0.13
        Fourth Quarter              5,518           963 (3)       0.18        963 (3)      0.18
                                   ------        ------           ----     ------          ----
                                  $16,270       $ 1,508         $ 0.29    $ 1,508        $ 0.29
                                   ======        ======           ====     ======          ====

1993
----
        First Quarter             $ 3,271       $    78         $ 0.01    $   528        $ 0.10
        Second Quarter              3,482            40           0.01         40          0.01
        Third Quarter               3,185          (177)         (0.03)      (177)        (0.03)
        Fourth Quarter              2,924        (1,507)(4)      (0.29)    (1,507)(4)     (0.29)
                                   ------        ------           ----     ------          ----
                                  $12,862       $(1,566)        $(0.30)   $(1,116)       $(0.21)
                                   ======        ======           ====     ======          ====

(1) The first quarter of 1995 reflects the gain on the Chevron lawsuit settlement of $17,158,000 and the $5,515,000 impairment on certain oil and gas properties and a write-off of an investment in a natural gas marketing company.

(2) The fourth quarter of 1995 includes the year-end income tax adjustments and the recognition of deferred tax assets totalling $3,050,000, which were partially offset by an additional impairment of $2,402,000 on certain gas properties and the write-off of development costs relating to the gas storage project.

(3) The fourth quarter of 1994 reflects the gain on the sale of an oil and gas property and other nonrecurring items, the net of which increased operating income by approximately $437,000.

(4) In the fourth quarter of 1993, year-end adjustments relating to depletion, write-downs of tubular inventories and impairments of unproved properties reduced operating income by approximately $1,000,000.

                             McFARLAND ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Subsequent Event

     Conversion of Convertible Subordinated Note
     -------------------------------------------

     On January 29, 1996, the Company converted its $2.6 million 8% convertible subordinated note held by Fund American Enterprises, Inc. into 400,000 shares of the Company's common stock. Following the conversion, the Company had a total of 5,639,234 common shares outstanding. The conversion will eliminate $208,000 of annual interest expense.

Item  9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------
          None.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Item 11.  Executive Compensation
--------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          The information required by Items 10, 11, and 12 are contained under the headings "Election of Directors", "Executive Compensation", and "Voting Securities" in the Company's Proxy Statement for its Annual Meeting of Shareholders proposed to be held on May 30, 1996, which Proxy Statement shall be filed within 120 days of the end of the calendar year 1995, and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
          None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------


 (a)  1.  Financial Statements
      The following financial statements of McFarland Energy, Inc. are included in Part II, Item 8:
                                                                            Page
                                                                            ----

           Report of independent accountants: Coopers & Lybrand L.L.P.        25
           Consolidated Balance Sheets as of December 31, 1995
            and 1994                                                          26
           Consolidated Statements of Operations for the years ended
            December 31, 1995, 1994, and 1993                                 27
           Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 1995, 1994 and 1993              28
           Consolidated Statements of Cash Flows for the years ended
            December 31, 1995, 1994 and 1993                                  29
           Notes to Consolidated Financial Statements                         30

      2.  Financial Statement Schedules
                Schedules have been omitted since they are either not
                  required, are not applicable, or the required information is shown in the financial statements or related notes.

 (b)  Reports on Form 8-K:
                None

 (c)  Exhibits

Exhibit Number     Description of Exhibit

   2               Agreement for Plan of Reorganization and
                   Business Combination                                   *

   3               Articles of incorporation and bylaws                  **

   4               Instruments defining the rights of security
                   holders, including indentures                        ***

   9               Voting trust agreement                         NOT APPLICABLE

--------------------------------------------------------------------------------
  * Included as Exhibit 2 in Registrant's Form 8-K for the month of July 15, 1988 and herein incorporated by reference.
 ** Included as Exhibit 3 in Registrant's Annual Report on Form 10-K for the year 1987 and herein incorporated by reference.
*** Included as Exhibits on pages 713 through 770 of the Registrant's Registration Statement No. 2-54844 and herein incorporated by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
(continued)

Exhibit Number   Description of Exhibit

                                                                        Page
                                                                        ----
  10a            Crude Oil Purchase Contact No. 972 between
                 Standard Oil Company of California and McFarland
                 Energy, Inc. dated March 11, 1975                      ****

  10b            Gas Purchase Agreement between Pacific Lighting
                 Gas Supply Co. and McFarland Energy, Inc. dated
                 November 26, 1984                                      ****

  10c            Business Loan Agreement dated April 20, 1994 and
                 as amended on August 25, 1995                           57

  10e            Operating Agreement dated February 28, 1972
                 between Standard Oil Company of California and
                 Jade Oil & Gas Co.                                    *****

  10f            Operating Agreement-U93 dated February 28, 1972
                 between Standard Oil Company of California and
                 Jade Oil & Gas Co.                                    *****

  10h            Crude Oil Purchase Agreement between Huntway
                 Refining Company and McFarland Energy, Inc.
                 dated March 25, 1994 and as amended on
                 February 19, 1996                                       58

  10i            Executive Officer Employment Agreements                 66


  11             Statement re computation of per share earnings     NOT REQUIRED


  12             Statement re computation of ratios                 NOT REQUIRED


  13             Annual report to security holders, Form 10-Q
                 or quarterly report to security holders            NOT REQUIRED

  18             Letter re change in accounting principles            ******

  22             Published report re matters submitted to vote
                 of security holders                                   NONE

--------------------------------------------------------------------------------
   **** Included as Exhibit 10A and 10B in Registrant's Annual Report on Form 10-K for the year 1987 and herein incorporated by reference.
  ***** Included as Exhibit 10D, 10E, 10F, and 10G in Registrant's Annual Report on Form 10-K for the year 1992 and herein incorporated by reference.
 ****** Included as Exhibit 18 in Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and herein incorporated by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
(continued)

Exhibit Number   Description of Exhibit

                                                                        Page
                                                                        ----

   23            Consent of Coopers & Lybrand L.L.P.                     108

   24            Power of Attorney                                      NONE

   27            Financial Data Schedule                                 109

   28            Information from reports furnished to state
                 insurance regulatory authorities                       NONE

   99            Additional exhibits                                    NONE

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     McFARLAND ENERGY, INC.
                                     (REGISTRANT)


                                         J. C. McFarland
                                     -----------------------
                                     By:  J. C. McFarland
                                     (Chief Executive Officer)



                                       Ronald T Yoshihara
                                     -----------------------
                                     By:  Ronald T Yoshihara
                                     (Vice President and Treasurer)
                                     (Chief Financial Officer)


DATE:     March 13, 1996
     -------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      J. C. McFarland                     William E. Carl
--------------------------------     ----------------------------------
J. C. McFarland, March 13, 1996      William E. Carl, March 13, 1996
      (Director)                             (Director)


      John C. Capshaw                     Daniel E. Pasquini
--------------------------------     ----------------------------------
John C. Capshaw, March 13, 1996      Daniel E. Pasquini, March 13, 1996
      (Director)                             (Director)

      Daniel J. Redden                    Herbert Rome
--------------------------------     ----------------------------------
Daniel J. Redden, March 13, 1996     Herbert Rome, March 13, 1996
      (Director)                             (Director)

      Barclay Simpson
--------------------------------
Barclay Simpson, March 13, 1996
      (Director)

EXHIBIT INDEX

Exhibit Number     Description of Exhibit                            Page Number
--------------     ----------------------                            -----------

   3               Articles of incorporation and bylaws                   **

   4               Instruments defining the rights of security
                   holders, including indentures                         ***

   10a             Crude Oil Purchase Contact No. 972 between
                   Standard Oil Company of California and
                   McFarland Energy, Inc. dated March 11, 1975           ****

   10b             Gas Purchase Agreement between Pacific Lighting
                   Gas Supply Co. and McFarland Energy, Inc. dated
                   November 26, 1984                                     ****

   10c             Business Loan Agreement dated April 20, 1994 and
                   as amended on August 25, 1995                          57

   10e Operating Agreement dated February 28 1972 between Standard Oil Company of California and Jade Oil &
                   Gas Co.                                              *****

   10f             Operating Agreement-U93 dated February 28, 1972
                   between Standard Oil Company of California and
                   Jade Oil & Gas Co.                                   *****

   10h             Crude Oil Purchase Agreement between Huntway
                   Refining Company and McFarland Energy, Inc. dated
                   March 25, 1994 and as amended on February 19, 1996     58

   10i             Executive Officer Employment Agreements                66


   18              Letter re change in accounting principles            ******


   23              Consent of Coopers & Lybrand L.L.P.                   108


   27              Financial Data Schedule                               109


--------------------------------------------------------------------------------
     ** Included as Exhibit 3 in Registrant's Annual Report on Form 10-K for the year 1987 and herein incorporated by reference.
    *** Included as Exhibits on pages 713 through 770 of the Registrant's Registration Statement No. 2-54844 and herein incorporated by reference.
   **** Included as Exhibit 10A and 10B in Registrant's Annual Report on Form 10-K for the year 1987 and herein incorporated by reference.
  ***** Included as Exhibit 10D, 10E, 10F, and 10G in Registrant's Annual Report on Form 10-K for the year 1992 and herein incorporated by reference.
 ****** Included as Exhibit 18 in Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and herein incorporated by reference.