Form 10-Q
period 1996-03-31
MCFARLAND ENERGY INC
filed 1996-05-15
CIK 63959

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934

For quarterly period ended March 31, 1996
                           ---------------------------
                                OR

       Transition Report Pursuant to Section 13 or 15(d) of the
- -----  Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------  ---------------------

                      Commission File No.   0-8232
                                         -----------

                             MCFARLAND ENERGY, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                  95-2756635
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

10425 SOUTH PAINTER AVENUE, SANTA FE SPRINGS, CALIFORNIA         90670
- -------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (310)  944-0181
                                                   --------------

                                      None
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 -----         -----


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                5,644,359 Shares

                            McFarland Energy, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                Three Months Ended March 31,
                                                -----------------------------
                                                    1996            1995
                                                -------------   -------------
Revenues:
          Oil and gas                              $5,647,000   $  4,403,000
          Interest and other                          106,000        117,000
          Gain on sale of assets                       69,000            ---
                                                   ----------   ------------
                                                    5,822,000      4,520,000
                                                   ----------   ------------
Costs and expenses:
          Crude oil and gas production              1,838,000      1,672,000
          Exploration, including dry holes            417,000        213,000
          Depletion and depreciation                1,086,000      1,196,000
          General and administrative                  701,000        540,000
          Litigation settlement                           ---    (17,158,000)
          Property impairments                            ---      5,515,000
          Interest                                     64,000        228,000
          Other                                        40,000        462,000
                                                   ----------   ------------
                                                    4,146,000     (7,332,000)
                                                   ----------   ------------

Income before income taxes                          1,676,000     11,852,000
                                                   ----------   ------------


Income taxes:
          Current                                      35,000        212,000
          Deferred                                    461,000      1,566,000
                                                   ----------   ------------
                                                      496,000      1,778,000
                                                   ----------   ------------

Net income                                         $1,180,000   $ 10,074,000
                                                   ==========   ============


Net income per common share                             $0.21          $1.93
                                                        =====          =====

Weighted average number of shares outstanding       5,642,442      5,220,984
                                                   ==========   ============


                             (See notes following)

                            McFarland Energy, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                  March 31,    December 31,
                                                 -----------   ------------
                                                    1996           1995
                                                 -----------   ------------

ASSETS
- ------

Current Assets:
   Cash and short-term investments               $ 5,138,000    $ 6,974,000
   Accounts receivable                             4,778,000      4,026,000
   Crude oil inventory                               341,000        259,000
   Materials and supplies inventory                  188,000        131,000
   Prepaids and other current assets                 444,000        610,000
   Deferred tax assets                             1,588,000      1,588,000
                                                 -----------    -----------
         Total current assets                     12,477,000     13,588,000
                                                 -----------    -----------

Property and Equipment                            86,493,000     89,099,000
   Less accumulated depletion and depreciation    53,112,000     55,266,000
                                                 -----------    -----------
                                                  33,381,000     33,833,000
                                                 -----------    -----------

Other Assets                                         155,000        272,000
                                                 -----------    -----------
                                                 $46,013,000    $47,693,000
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
   Accounts payable                              $ 2,454,000    $ 2,170,000
   Royalties and revenue payable                   1,624,000      1,345,000
   Income taxes payable                               35,000        283,000
   Other accrued liabilities                       1,430,000      4,997,000
                                                 -----------    -----------
         Total current liabilities                 5,543,000      8,795,000
                                                 -----------    -----------

Convertible Note                                         ---      2,600,000
                                                 -----------    -----------

Production Payment Notes                           3,043,000      3,139,000
                                                 -----------    -----------

Deferred Income Taxes                              1,225,000        764,000
                                                 -----------    -----------

Stockholders' Equity:
   Common stock, $1.00 par value                   5,644,000      5,239,000
   Additional paid-in capital                     21,154,000     18,932,000
   Retained earnings                               9,404,000      8,224,000
                                                 -----------    -----------
                                                  36,202,000     32,395,000
                                                 ===========    -----------

                                                 $46,013,000    $47,693,000
                                                 ===========    ===========

                             (See notes following)

                            McFarland Energy, Inc.
                     Consolidated Statement of Cash Flows
                                  (Unaudited)



                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   1996           1995
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 1,180,000    $ 10,074,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depletion and depreciation                                 1,086,000       1,196,000
       Dry holes, abandonments and impairments                      332,000       5,724,000
       Deferred income taxes                                        461,000       1,566,000
       (Gain) on sale of assets                                     (69,000)            ---
       Other                                                            ---         428,000
       Change in assets and liabilities:
         Decrease (increase) in:
            Receivables                                            (753,000)      1,067,000
            Inventory                                              (139,000)        (46,000)
            Prepaids and other current assets                       166,000         265,000
         Increase (decrease) in:
            Accounts payable                                        283,000        (468,000)
            Royalties and revenue payable                           279,000        (314,000)
            Taxes payable                                          (248,000)        212,000
            Other accrued expenses                                 (137,000)       (701,000)
                                                                -----------    ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,441,000      19,003,000
                                                                -----------    ------------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, including dry holes          (965,000)     (1,514,000)
  Amounts included in accrued liabilities                        (3,429,000)            ---
  Proceeds from sales of property and equipment                      69,000             ---
  Other                                                             117,000          (5,000)
                                                                -----------    ------------

  NET CASH USED IN INVESTING ACTIVITIES                          (4,208,000)     (1,519,000)
                                                                -----------    ------------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Payments on debt                                                  (96,000)    (13,475,000)
  Exercise of stock options                                          27,000          69,000
                                                                -----------    ------------

  NET CASH USED IN FINANCING ACTIVITIES                             (69,000)    (13,406,000)
                                                                -----------    ------------

  NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                                          (1,836,000)      4,078,000

  Cash and cash equivalents at the beginning of the year          6,974,000       1,864,000
                                                                -----------    ------------

  CASH AND CASH EQUIVALENTS AT MARCH 31,
     1996 AND 1995                                              $ 5,138,000    $  5,942,000
                                                                ===========    ============

                             (See notes following)

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1996

Note 1.  Statement from Management
- -------  -------------------------

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995.


Note 2.  Principles of Consolidation
- -------  ---------------------------

     The consolidated financial statements include the accounts of McFarland Energy, Inc. and its wholly-owned subsidiary, Carl Oil & Gas Co. ("Company"). All intercompany accounts and transactions have been eliminated in consolidation. In December 1995, Carl Oil & Gas Co. was merged into McFarland and all of the operational and administrative functions of Carl were assumed by McFarland.


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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1996
                                  (Continued)

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

Note 5.  Credit Agreement
- -------  ----------------

     On April 20, 1994, the Company entered into a new credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility. On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill Field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At March 31, 1996, there was no outstanding borrowing under this facility.

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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1996
                                  (Continued)


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

Note 7.  Convertible Note
- -------  ----------------

     On January 4, 1993, the Company refinanced its previously issued convertible notes with the issuance of a single $2,600,000 convertible note to its largest institutional shareholder. The note bore interest at 8% per annum and was due January 4, 2003. The terms of the new note called for quarterly interest payments through January 4, 2003, or up to the date of conversion. The Company had the option to convert the note to its common stock at any time after January 4, 1996 provided that the Company's common stock had been quoted by the National Association of Securities Dealers at a weighted average price of $6.50 per share, or higher, for at least nineteen out of twenty consecutive business days. This note was also convertible at the option of the note holder at any time after January 4, 1994 at the rate of one share of the Company's common stock for each $6.50 principal amount. On January 29, 1996, the Company converted the note into 400,000 shares of the Company's common stock. Following the conversion, the Company had a total of 5,639,234 common shares outstanding.

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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1996
                                  (Continued)



     The Company is subject to other possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydrocarbons or other substances at various sites; to remediate or restore these sites; and to compensate others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations. The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------

LIQUIDITY
- ---------

     In the first quarter of 1996, net cash provided by operating activities before changes in current assets and liabilities rose to $2,990,000. The current quarter cash flow was up nearly 50% from the prior year, after adjusting for nonrecurring items in the first quarter of 1995. The increased 1996 cash flow reflected sharply higher crude oil production and higher oil and gas prices.

     Companywide crude oil production in the first quarter of 1996 totalled 329,000 barrels, or better than 3,600 barrels per day. This established a new Company record and represented a 9% increase over the average for 1995 of 3,300 barrels per day. The growth in crude oil production reflects the continuing success of the Company's development activities at its core properties in the Midway Sunset field. Thus far in 1996, the Company has completed its planned twenty-one (21) well development drilling program and anticipates further production increases from these activities beginning in the second quarter of the year.

     On April 17, 1996, the Company announced that the petroleum engineering and consulting firm of Degolyer & MacNaughton ("D&M") had issued its report on an evaluation of the Company's two core Midway Sunset field properties. D&M estimated the proved reserves at these two properties to be 4.8 million net barrels higher than previously estimated at December 31, 1995. After reflecting these revised reserve estimates, the Company's barrel of oil equivalents ("BOE") and pretax "SEC 10" value as of January 1, 1996 are 16.4 million BOE and $71 million, respectively. The adjustments to the year end 1995 figures represent a 42% increased in quantities and a 19% increase in "SEC 10" value.

     Natural gas production in the first quarter declined 15% to 459,000 mcf from 539,000 mcf a year ago. This decline was primarily attributable to lower production from the Company's California Northern San Joaquin Valley gas wells. The Company was unable to add any significant natural gas production through its exploration activities in 1995. The 1996 budget calls for the drilling of up to six (6) exploratory wells. Two (2) of the six (6) wells were drilled in the first quarter, both were dry holes. For the remainder of 1996, the Company expects its gas production to trail 1995 levels absent a significant natural gas discovery or producing property acquisition.

     Thus far in 1996, domestic crude oil prices have remained relatively strong. Companywide crude prices in the first quarter averaged $15.36 per barrel as compared to the 1995 average price of $13.96 per barrel. The California heavy crude markets in particular, have shown tremendous strength, having recently reached price levels not seen since the Persian Gulf crisis in late 1990. In the first quarter, the average price for Midway Sunset field crude was $15.05 per barrel, up 14% from the first quarter of 1995. The higher California crude prices are the result of improved West Coast market fundamentals and reflect rising demand and "tight" supplies. While the current market conditions are having a very favorable effect on the Company's operations, they could represent permanent fundamental changes that would have long-term positive effects on the Company's future operating results and cash flows.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

     The Company maintains a hedging arrangement with a local refiner that covers 2,000 barrels per day and runs to November 1, 1996. The objective of the hedge is to ensure the Company an acceptable level of cash flow from the sale of its crude oil. The hedge is based on a price range of the posted price of Midway Sunset field crude. Currently, the established range is $11.50 per barrel to $13.25 per barrel. Under the prevailing agreement, when the monthly weighted average Midway Sunset field posted price is above $13.25 per barrel, the Company pays the refiner the difference between the monthly average and $13.25 up to a maximum of $3.00 per barrel, or $6,000 per day. When the average price is below $11.50 per barrel, the refiner pays the Company the difference up to a maximum of $3.00 per barrel, or $6,000 per day. In the first quarter, the Company paid the refiner $304,000.

     Natural gas prices in the first quarter increased to $1.72 per mcf from the 1995 average of $1.24 per mcf. Throughout the first quarter, the Company's Texas and Louisiana operations benefitted from higher natural gas prices, while prices in California remained relatively low. The Company's California operations, which account for approximately 20% of companywide natural gas production, will continue to be negatively impacted by these weak market conditions.

     In January 1996, the Company elected to convert its $2,600,000 8% convertible note, which was held by a large public company, into 400,000 shares of McFarland Energy, Inc. common stock. The conversion of the note will save the Company $208,000 of interest expense annually.

     The Company presently maintains an unsecured $10,000,000 revolving line of credit facility which expires on June 1, 1996. The credit facility is to be used for producing property acquisitions. The Company plans to renew the facility at its expiration. The Company believes that it has substantially greater borrowing capacity in order to make a significant producing property acquisition.


CAPITAL RESOURCES
- -----------------

     Net working capital at March 31, 1996 totalled $6,934,000, up 45% from the end of 1995. This increase reflected the Company's strong operating performance in the first quarter.

     Capital expenditures in the first quarter totalled $965,000. Development activities totalled $541,000, while exploration related activities totalled $339,000. Various other projects accounted for $85,000.

     Development activities consisted primarily of the 1996 development drilling program at the Midway Sunset field and related surface facility enhancements. For 1996, the Company's program calls for the drilling of twenty-one (21) wells at a total cost of approximately $2,100,000. The Company expects to have all drilling completed by early May.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

     First quarter exploration activities included the drilling of two (2) wells in the California Northern San Joaquin Valley. Both wells were dry holes. The Company plans to drill four (4) additional exploratory wells later in the year.

     The Company believes that it will be able to fund its remaining 1996 capital expenditure projects with its internally generated cash flow and existing cash balances. However, should the need arise, it could utilize its available revolving line of credit facility to fund its commitments.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                  Three Months Ended March 31, 1996 and 1995
                  ------------------------------------------

     In the first quarter of 1996, oil and gas revenues increased 28% to $5.6 million from $4.4 million in the prior year. Higher crude oil production and higher oil and gas prices were primarily responsible for the increased revenues in 1996.

     Crude oil production for 1996 totalled 329,000 barrels, an increase of 21% over 1995. This significant growth reflects the benefits from the on-going development drilling program in the Midway Sunset field. Natural gas production decreased 15% to 459,000 mcf in 1996, primarily due to the declining production from the Northern San Joaquin Valley gas wells in California.

     The average crude oil price received in 1996, excluding the effects of the hedge, was $15.36 per barrel as compared to $13.58 per barrel in 1995. In 1996, the hedge program decreased revenues by $304,000 or $0.93 per barrel. In 1995, the hedge program decreased revenues by $44,000 , or $0.16 per barrel. Natural gas prices averaged $1.72 per mcf in 1996 as compared to $1.28 per mcf received in the first quarter of 1995.

     Oil and gas production costs for 1996 increased 10% to $1,838,000. However, the average lifting cost on a per barrel of oil equivalent basis ("BOE") declined 2% to $4.53 per BOE as compared to $4.62 per BOE in 1995.

     The 1996 exploration expense reflected two dry holes drilled in the Northern San Joaquin Valley and the write-off of related leasehold costs. General and administrative expense increased 30% to $701,000 in 1996 as a result of increased salaries and wages and higher general corporate expenses. Interest expense declined to $64,000 in 1996 as a result of the conversion of convertible note in January 1996. See Note 7 of Notes to Unaudited Financial Statements.

     The litigation settlement in the first quarter of 1995 reflected the net proceeds of $17,158,000 received from the settlement of the Company's lawsuit with Chevron U.S.A., Inc. in January 1995. See Note 3 of Notes to Unaudited Financial Statements.

     In the first quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets be reviewed for impairment on a property by property basis. See Note 4 of Notes to Unaudited Financial Statements. In 1995, the Company recorded an impairment loss of $4,765,000 on certain oil and gas properties and a write-down of $750,000 on its investment in a natural gas marketing and gas gathering company.

                            McFarland Energy, Inc.
                                   Form 10-Q
                                March 31, 1996

                                    Part II


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)   Exhibits:  27               Financial Data Schedule

(b)   Reports on Form 8-K:        none

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          McFARLAND ENERGY, INC.


Date:     May 13, 1996                        Ronald T Yoshihara
     -----------------------              -----------------------------
                                              Ronald T Yoshihara
                                              Treasurer
                                              (Chief Financial Officer)



                                               Eileen C. Sugita
                                          -----------------------------
                                               Eileen C. Sugita

                                               Controller
                                               (Chief Accounting Officer)