Form 10-Q
period 1996-06-30
MCFARLAND ENERGY INC
filed 1996-08-12
CIK 63959

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended        June 30, 1996
                           ----------------------------------------------------
                                      OR
[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission File No.    0-8232
                                              -----------

                            MCFARLAND ENERGY, INC.
- -------------------------------------------------------------------------------
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

                               5,647,234 Shares

                             McFarland Energy, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                               Three Months                   Six Months
                                               Ended June 30,                Ended June 30,
                                           --------------------         ----------------------
                                           1996            1995         1996              1995
                                           ----            ----         ----              ----
Revenues:
  Oil and gas                           $6,083,000     $4,926,000   $11,730,000     $  9,330,000
  Interest and other                       111,000        126,000       217,000          242,000
  Gain on sale of assets                   525,000        119,000       594,000          119,000
                                        ----------     ----------   -----------     ------------
                                         6,719,000      5,171,000    12,541,000        9,691,000
                                        ----------     ----------   -----------     ------------
Costs and expenses:
  Crude oil and gas production           1,710,000      1,813,000     3,548,000        3,485,000
  Exploration, including dry holes
     and abandonments                      321,000        470,000       738,000          683,000
  Depletion and depreciation             1,228,000      1,138,000     2,314,000        2,334,000
  General and administrative               670,000        624,000     1,371,000        1,164,000
  Litigation settlement                        ---            ---           ---      (17,158,000)
  Property impairments                         ---            ---           ---        5,515,000
  Interest                                  47,000        115,000       111,000          343,000
  Other                                        ---         27,000        40,000          489,000
                                        ----------     ----------   -----------     ------------
                                         3,976,000      4,187,000     8,122,000       (3,145,000)
                                        ----------     ----------   -----------     ------------

Income before income taxes               2,743,000        984,000     4,419,000       12,836,000
                                        ----------     ----------   -----------     ------------

Income taxes:
  Current                                   35,000            ---        70,000          212,000
  Deferred                                 755,000        144,000     1,216,000        1,710,000
                                        ----------     ----------   -----------     ------------
                                           790,000        144,000     1,286,000        1,922,000
                                        ----------     ----------   -----------     ------------

Net income                              $1,953,000     $  840,000   $ 3,133,000     $ 10,914,000
                                        ==========     ==========   ===========     ============

Net income per common share             $     0.35     $     0.16   $      0.56     $       2.09
                                        ==========     ==========   ===========     ============

Weighted average number of shares
  outstanding                            5,646,401      5,228,276     5,643,922        5,224,630
                                        ==========     ==========   ===========     ============

                             (See notes following)

                            McFarland Energy, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                     June 30,    December 31,
                                                     --------    ------------
                                                       1996         1995
                                                       ----         ----
ASSETS
- ------

Current Assets:
  Cash and short-term investments                  $ 6,077,000   $ 6,974,000
  Accounts receivable                                4,062,000     4,026,000
  Crude oil inventory                                  273,000       259,000
  Materials and supplies inventory                     161,000       131,000
  Prepaids and other current assets                    218,000       610,000
  Deferred tax assets                                1,588,000     1,588,000
                                                   -----------   -----------
         Total current assets                       12,379,000    13,588,000
                                                   -----------   -----------

Property and Equipment                              88,010,000    89,099,000
  Less accumulated depletion and depreciation       53,976,000    55,266,000
                                                   -----------   -----------
                                                    34,034,000    33,833,000
                                                   -----------   -----------

Other Assets                                           155,000       272,000
                                                   -----------   -----------
                                                   $46,568,000   $47,693,000
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
  Accounts payable                                 $ 1,530,000   $ 2,170,000
  Royalties and revenue payable                      1,478,000     1,345,000
  Income taxes payable                                     ---       283,000
  Other accrued liabilities                            532,000     4,997,000
                                                   -----------   -----------
         Total current liabilities                   3,540,000     8,795,000
                                                   -----------   -----------

Convertible Note                                           ---     2,600,000
                                                   -----------   -----------

Production Payment Notes                             2,880,000     3,139,000
                                                   -----------   -----------

Deferred Income Taxes                                1,980,000       764,000
                                                   -----------   -----------

Stockholders' Equity:
  Common stock, $1.00 par value                      5,646,000     5,239,000
  Additional paid-in capital                        21,165,000    18,932,000
  Retained earnings                                 11,357,000     8,224,000
                                                   -----------   -----------
                                                    38,168,000    32,395,000
                                                   -----------   -----------

                                                   $46,568,000   $47,693,000
                                                   ===========   ===========

                             (See notes following)

                            McFarland Energy, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                   Six Months Ended June 30,
                                                                  --------------------------
                                                                  1996                  1995
                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 3,133,000         $ 10,914,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depletion and depreciation                                   2,314,000            2,334,000
     Dry holes, abandonments and impairments                        565,000            6,155,000
     Deferred income taxes                                        1,216,000            1,710,000
     Gain on sale of assets                                        (594,000)            (119,000)
     Other                                                              ---              428,000
     Change in assets and liabilities:
       Decrease (increase) in:
          Receivables                                               (36,000)             556,000
          Inventory                                                 (44,000)            (100,000)
          Prepaids and other current assets                         392,000              473,000
       Increase (decrease) in:
          Accounts payable                                         (640,000)             (46,000)
          Royalties and revenue payable                             133,000             (133,000)
          Taxes payable                                            (283,000)                 ---
          Other accrued expenses                                    (86,000)            (731,000)
                                                                -----------         ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,070,000           21,441,000
                                                                -----------         ------------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, including dry holes        (3,096,000)          (5,758,000)
  Amounts included in accrued liabilities                        (4,379,000)                 ---
  Proceeds from sales of property and equipment                     610,000              132,000
  Other                                                             117,000                  ---
                                                                -----------         ------------

  NET CASH USED IN INVESTING ACTIVITIES                          (6,748,000)          (5,626,000)
                                                                -----------         ------------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Payments on debt                                                 (259,000)         (13,551,000)
  Exercise of stock options                                          40,000               81,000
                                                                -----------         ------------

  NET CASH USED IN FINANCING ACTIVITIES                            (219,000)         (13,470,000)
                                                                -----------         ------------

  NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                              (897,000)           2,345,000

  Cash and cash equivalents at the beginning of the year          6,974,000            1,864,000
                                                                -----------         ------------

  CASH AND CASH EQUIVALENTS AT JUNE 30,
     1996 AND 1995                                              $ 6,077,000         $  4,209,000
                                                                ===========         ============

                             (See notes following)

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                 June 30, 1996


Note 1.  Statement from Management
- -------  -------------------------

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and the results of operations for the three and six months ended June 30, 1996 and 1995.


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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                 June 30, 1996
                                  (Continued)


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

     The Company adopted SFAS No. 121 in the first quarter of 1995, and primarily as a result of significantly lower natural gas prices, recorded an impairment loss on certain oil and gas properties totalling $4,765,000. In addition, the Company wrote-off its investment in a natural gas marketing and gas gathering company in the amount of $750,000. The impairment loss on the oil and gas properties was calculated as the difference between the asset book carrying amounts and future net cash flow projections, giving consideration to recent prices, pricing trends and discount rates. These projections represented the Company's best estimate of fair value based on the information available.

Note 5.  Credit Agreement
- -------  ----------------

     On April 20, 1994, the Company entered into a new credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility. On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill Field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At June 30, 1996, there was no outstanding borrowing under this facility.

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

     The Credit Agreement contains certain covenants which require maintenance of minimum levels of net worth and working capital, maintenance of minimum or maximum financial ratios, and certain limitations on the incurrence of liens or encumbrances on the Company's assets. The Company is required to pay a quarterly commitment fee of .25% per annum on the unused portion of the revolving credit. There are no compensating balance requirements.

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                 June 30, 1996
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

Note 7.  Convertible Note
- -------  ----------------

     On January 4, 1993, the Company refinanced its previously issued convertible notes with the issuance of a single $2,600,000 convertible note to its largest institutional shareholder. The note bore interest at 8% per annum and was due January 4, 2003. The terms of the new note called for quarterly interest payments through January 4, 2003, or up to the date of conversion. The Company had the option of converting the note to its common stock at any time after January 4, 1996 provided that the Company's common stock has been quoted by the National Association of Securities Dealers at a weighted average price of $6.50 per share, or higher, for at least nineteen out of twenty consecutive business days. This note was also convertible at the option of the note holder at any time after January 4, 1994 at the rate of one share of the Company's common stock for each $6.50 principal amount. On January 29, 1996, the Company converted the note into 400,000 shares of the Company's common stock. Following the conversion, the Company had a total of 5,639,234 common shares outstanding.

     The note was subordinate to any senior indebtedness incurred by the Company and restricted the payment of dividends on common stock if there existed any unpaid accrued interest.

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                 June 30, 1996
                                  (Continued)


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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------


Liquidity
- ---------

     In the first half of 1996, net cash provided by operating activities before changes in current assets and liabilities totalled $6,634,000. This represented a 55% increase from the prior year after adjusting for first half of 1995 nonrecurring items. Strong current year cash flow reflected record levels of crude oil production, higher oil and gas prices and sharply lower per unit production costs.

     Companywide crude oil production in the first half of 1996 totalled 679,000 barrels, or better than 3,700 barrels per day. This established a new Company record and represented a 17% increase over the 1995 average of 3,200 barrels per day. The growth in crude oil production reflects the continuing success of the Company's development activities at its core properties in the Midway Sunset field. The 1996 twenty-one well development drilling program was completed in the second quarter and provided partial benefit to the first half results. The Company expects to realize the full beneficial effects from this drilling program during the second half of the year.

     On April 17, 1996, the Company announced that the petroleum engineering and consulting firm of Degolyer & MacNaughton ("D&M") had issued its report on an evaluation of the Company's two core Midway Sunset field properties. D&M estimated the proved reserves at these two properties to be 4.8 million net barrels higher than previously estimated at December 31, 1995. After reflecting these revised reserve estimates, the Company's barrel of oil equivalents ("BOE") and pretax "SEC 10" value as of January 1, 1996 were 16.4 million BOE and $71 million, respectively. The adjustments to the year end 1995 figures represent a 42% increase in quantities and a 19% increase in "SEC 10" value.

     Natural gas production in the first half of 1996 was down 15% from the prior to 913,000 mcf. This decline was primarily attributable to lower production from the Company's gas wells in the California Northern San Joaquin Valley. Thus far in 1996, the Company has drilled three wells in the Northern San Joaquin Valley, two of which were dry holes. The one successful well is presently awaiting pipeline hook-up. For the remainder of 1996, the Company expects its gas production to continue to trail 1995 levels absent a significant natural gas discovery or producing property acquisition.

     In 1996, domestic crude oil prices have been above the prior year's level. Companywide crude prices in the first half of the year averaged $15.81 per barrel as compared to $14.33 per barrel received in the same period of 1995. The market fundamentals in California have been particularly strong throughout the year. Midway Sunset field crude averaged $15.38 per barrel during this period. However, the Midway Sunset field price has weakened slightly since the end of the second quarter, having fallen 7% from the first half average.

     The Company maintains a hedging arrangement with a local refiner that covers 2,000 barrels per day and runs to November 1, 1996. The objective of the hedge is to ensure the Company an acceptable level of cash flow from the sale of its crude oil. The hedge is based on a price range of the posted price

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)


of Midway Sunset field crude. When the monthly average Midway Sunset field posted price is above the top of this range, the Company pays the refiner the difference up to a maximum dollar amount of $3.00 per barrel. When the monthly average Midway Sunset field posted price is below the bottom of the range, then the refiner pays the Company the difference up to a maximum dollar amount of $3.00 per barrel. Currently, the established range is $11.50 per barrel to $13.25 per barrel. Therefore, under the prevailing agreement, when the monthly weighted average Midway Sunset field posted price is above $13.25 per barrel, the Company pays the refiner the difference between the monthly average and $13.25 up to a maximum of $3.00 per barrel, or $6,000 per day. When the average price is below $11.50 per barrel, then the refiner pays the Company the difference up to a maximum of $3.00 per barrel, or $6,000 per day. In the first half of the year, the Company paid the refiner $651,000.

     Natural gas prices throughout 1996 have been significantly above 1995 levels. In the first half of 1996, the Company's natural gas price averaged $1.71 per mcf, up 39% from the 1995 average of $1.23 per mcf. Presently, the Company is receiving prices well above $2.00 per mcf for its non-California gas production. While the Company's Texas and Louisiana operations continue to benefit from these sharply higher natural gas prices, prices in California have remained relatively low. The Company's California operations account for approximately 20% of companywide natural gas production.

     In January 1996, the Company elected to convert its $2,600,000 8% convertible note, which was held by a large public company, into 400,000 shares of McFarland Energy, Inc. common stock. The conversion of the note will save the Company $208,000 of interest expense annually.

     The Company presently maintains an unsecured $10,000,000 revolving line of credit facility for future producing property acquisitions. At June 30, 1996 there was no outstanding borrowing. The Company believes that it has substantially greater borrowing capacity in order to make a significant producing property acquisition.


Capital Resources
- -----------------

     Net working capital at June 30, 1996 totalled $8,839,000, up 84% from the end of 1995. In addition, the current ratio rose to 3.5 to 1 from 1.5 to 1. The sharp rise in these two key fundamental measures of financial condition reflect the Company's strong operating performance in the first half of 1996.

     Capital expenditures in the first half of the year totalled $3,096,000. Development activities totalled $2,256,000, while exploration related activities totalled $669,000. Various other projects accounted for $171,000.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

     Development activities consisted primarily of the 1996 development drilling program at the Midway Sunset field and surface facility enhancements. For 1996, the Company's program consisted of the drilling of twenty-one wells at its core properties in the Midway Sunset field. Drilling was completed in the second quarter at a cost of $1,845,000.

     First half of 1996 exploration activities included the drilling of three wells in the California Northern San Joaquin Valley. Two wells were dry holes, while the third well has been completed and is awaiting pipeline hook-up. The Company plans to drill at least three additional exploratory wells later in the year.

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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                    Six Months Ended June 30, 1996 and 1995
                    ---------------------------------------


     For the six months ended June 30, 1996, oil and gas revenues increased 26% to $11.7 million from $9.3 million in the prior year. This significant increase was primarily due to higher crude oil production and higher crude oil and natural gas prices in the first half of 1996.

     Crude oil production for 1996 totalled 679,000 barrels, an increase of 17% over 1995. This significant increase was attributable to the Company's ongoing development drilling program in the Midway Sunset field of California. Natural gas production decreased 15% to 913,000 mcf, reflecting lower production from the Company's gas wells in the California Northern San Joaquin Valley.

     The average crude oil price received in 1996, excluding the effects of the hedge, was $15.81 per barrel, a 10% increase over the $14.33 per barrel price received in 1995. In 1996, the hedge program decreased revenues by $651,000 or $0.97 per barrel. In 1995, the hedge program decreased revenues by $348,000 or $0.60 per barrel. Natural gas prices increased 39% in 1996, averaging $1.71 per mcf, as compared to $1.23 per mcf in 1995.

     Oil and gas production costs for 1996 increased 2% to $3,548,000. However, more importantly, the average lifting cost on a barrel of oil equivalent basis ("BOE") declined 8% from $4.62 per BOE in 1995 to $4.27 per BOE in 1996.

     In May 1996, the Company sold its interest in a marginally economic oil property in the Midway Sunset field to a third party for $543,500. As a result, a gain on the sale of $525,000 was recognized in the second quarter of 1996.

     Exploration, dry holes and abandonment costs in 1996 totalled $738,000, reflecting two dry holes drilled in the Northern San Joaquin Valley and related leasehold write-offs. General and administrative expense increased 18% to $1,371,000 in 1996 as a result of increased salaries and wages, higher general corporate expense and higher costs related to the Company's ongoing producing property acquisition efforts. Interest expense for 1996 declined to $111,000 as a result of the conversion of the convertible note in January 1996. See Note 7 of Notes to Unaudited Financial Statements.

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

     The litigation settlement in 1995 reflected the net proceeds of $17,158,000 received from the settlement of the Company's lawsuit with Chevron U.S.A., Inc. in January 1995. See Note 3 of Notes to Unaudited Financial Statements.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                   Three Months Ended June 30, 1996 and 1995
                   -----------------------------------------


     For the three months ended June 30, 1996, oil and gas revenues increased 23% to $6.1 million, reflecting higher crude oil production and higher crude oil and natural gas prices in 1996.

     Crude oil production in the second quarter of 1996 increased 15% to 349,000 barrels. Higher crude production was attributable to the Company's continuing successful development activities at its core properties in the Midway Sunset field. Natural gas production in the second quarter of 1996 was 454,000 mcf, which was 15% lower than the same period in 1995. This decrease was primarily attributable to the declining production from the Northern San Joaquin Valley and Oak Hill field operations.

     The average crude oil price received in the current quarter, excluding the effects of the hedge, increased 8% to $16.22 per barrel. The effect of the hedge program in the current quarter decreased revenues by $347,000 or $1.01 per barrel. In 1995, the hedge program decreased revenues by $304,000 or $1.00 per barrel. The average natural gas price received in 1996 increased 44% to $1.71 per mcf, as compared to $1.19 per mcf in the second quarter of 1995.

     Oil and gas production costs in the second quarter of 1996 decreased to $1,710,000, or a 6% decline from 1995. On a BOE basis, the average lifting cost for the current quarter was $4.01 per BOE as compared to $4.62 per BOE in 1995.

     In May 1996, the Company sold its interest in a marginally economic oil property in the Midway Sunset field to a third party for $543,500. As a result, a gain on the sale of $525,000 was recognized in the second quarter of 1996.

     Exploration costs of $321,000 in 1996 represented various leasehold write-offs in the Northern San Joaquin Valley and Sacramento Valley. Interest expense for the quarter dropped to $47,000 due to the conversion of the convertible note in January 1996. See Note 7 of Notes to Unaudited Financial Statements.

                            McFarland Energy, Inc.
                                   Form 10-Q
                                June 30, 1996

                                    Part II



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a)   Exhibits:                10c     Amendment to Business Loan Agreement
                                          dated July 15, 1996

                                  27      Financial Data Schedule



   (b)   Reports on Form 8-K:     none

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       McFARLAND ENERGY, INC.


Date:    August 12, 1996                /s/ Ronald T. Yoshihara
                                       -----------------------------------
                                            Ronald T. Yoshihara
                                            Treasurer
                                            (Chief Financial Officer)



                                        /s/ Eileen C. Sugita
                                       -----------------------------------
                                            Eileen C. Sugita
                                            Controller
                                            (Chief Accounting Officer)