Form 10-Q
period 1996-09-30
MCFARLAND ENERGY INC
filed 1996-11-13
CIK 63959

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       ----------------------------------
                                   FORM 10-Q

    X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934


         For quarterly period ended      September 30, 1996
                                   --------------------------------

                                       OR

  _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________

                         Commission File No. 0-8232
                                             ------

                             MCFARLAND ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            95-2756635
----------------------------------                      ------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

10425 SOUTH PAINTER AVENUE, SANTA FE SPRINGS, CALIFORNIA          90670
-------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (310) 944-0181
                                                      --------------

                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

                                5,672,484 Shares

                            McFarland Energy, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                             Three Months                  Nine Months
                                            Ended Sept. 30,              Ended Sept. 30,
                                        -----------------------     -------------------------
                                           1996         1995           1996           1995
                                           ----         ----           ----           ----
Revenues:
  Oil and gas                           $6,170,000   $5,003,000     $17,900,000    $14,333,000
  Interest and other                       126,000      101,000         343,000        343,000
  Gain on sale of assets                    89,000        5,000         683,000        124,000
                                        ----------   ----------     -----------    -----------
                                         6,385,000    5,109,000      18,926,000     14,800,000
                                        ----------   ----------     -----------    -----------
Costs and expenses:
  Crude oil and gas production           2,023,000    1,710,000       5,571,000      5,195,000
  Exploration, including dry holes
     and abandonments                      304,000      291,000       1,042,000        974,000
  Depletion and depreciation             1,285,000    1,096,000       3,599,000      3,430,000
  General and administrative               542,000      496,000       1,913,000      1,660,000
  Litigation settlement                        ---          ---             ---    (17,158,000)
  Property impairments                         ---          ---             ---      5,515,000
  Interest                                  45,000      104,000         156,000        447,000
  Other                                        ---          ---          40,000        489,000
                                        ----------   ----------     -----------    -----------
                                         4,199,000    3,697,000      12,321,000        552,000
                                        ----------   ----------     -----------    -----------
Income before income taxes               2,186,000    1,412,000       6,605,000     14,248,000
                                        ----------   ----------     -----------    -----------
Income taxes:
  Current                                  385,000          ---         455,000        212,000
  Deferred                                 315,000       86,000       1,531,000      1,796,000
                                        ----------   ----------     -----------    -----------
                                           700,000       86,000       1,986,000      2,008,000
                                        ----------   ----------     -----------    -----------
Net income                              $1,486,000   $1,326,000     $ 4,619,000    $12,240,000
                                        ==========   ==========     ===========    ===========


Net income per common share             $     0.26   $     0.25     $      0.82    $      2.34
                                        ==========   ==========     ===========    ===========


Weighted average number of
  shares outstanding                     5,655,234    5,230,775       5,647,692      5,226,678
                                        ==========   ==========     ===========    ===========

                             (See notes following)

                             McFarland Energy, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                          September 30,  December 31,
                                                          -------------  ------------
                                                              1996          1995
                                                              ----          ----
ASSETS
------

Current Assets:
  Cash and short-term investments                         $ 7,944,000   $ 6,974,000
  Accounts receivable                                       4,152,000     4,026,000
  Crude oil inventory                                         260,000       259,000
  Materials and supplies inventory                            161,000       131,000
  Prepaids and other current assets                            86,000       610,000
  Deferred tax assets                                       1,588,000     1,588,000
                                                          -----------   -----------
         Total current assets                              14,191,000    13,588,000
                                                          -----------   -----------

  Property and Equipment                                   87,384,000    89,099,000
         Less accumulated depletion and depreciation       52,642,000    55,266,000
                                                          -----------   -----------
                                                           34,742,000    33,833,000
                                                          -----------   -----------
  Other Assets                                                155,000       272,000
                                                          -----------   -----------
                                                          $49,088,000   $47,693,000
                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                       $ 2,047,000    $2,170,000
  Royalties and revenue payable                            1,613,000     1,345,000
  Income taxes payable                                           ---       283,000
  Other accrued liabilities                                  645,000     4,997,000
                                                         -----------   -----------
         Total current liabilities                         4,305,000     8,795,000
                                                         -----------   -----------
Convertible Note                                                 ---     2,600,000
                                                         -----------   -----------
Production Payment Notes                                   2,752,000     3,139,000
                                                         -----------   -----------
Deferred Income Taxes                                      2,295,000       764,000
                                                         -----------   -----------
Stockholders' Equity:
  Common stock, $1.00 par value                            5,665,000     5,239,000
  Additional paid-in capital                              21,228,000    18,932,000
  Retained earnings                                       12,843,000     8,224,000
                                                         -----------   -----------
                                                          39,736,000    32,395,000
                                                         -----------   -----------

                                                         $49,088,000   $47,693,000
                                                         ===========   ===========

                             (See notes following)

                             McFarland Energy, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                 1996           1995
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 4,619,000     $ 12,240,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion and depreciation                                  3,599,000        3,430,000
   Dry holes, abandonments and impairments                       797,000        6,428,000
   Deferred income taxes                                       1,531,000        1,796,000
   Gain on sale of assets                                       (683,000)        (124,000)
   Other                                                             ---          428,000
   Change in assets and liabilities:
    Decrease (increase) in:
     Receivables                                                (126,000)       1,110,000
     Inventory                                                   (31,000)         (79,000)
     Prepaids and other current assets                           524,000          631,000
    Increase (decrease) in:
     Accounts payable                                           (123,000)        (932,000)
     Royalties and revenue payable                               268,000         (355,000)
     Taxes payable                                              (283,000)             ---
     Other accrued expenses                                       27,000         (674,000)
                                                             -----------     ------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                    10,119,000       23,899,000
                                                             -----------     ------------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, including dry holes      (5,515,000)      (6,650,000)
 Amounts included in accrued liabilities                      (4,379,000)             ---
 Proceeds from sales of property and equipment                   893,000          142,000
 Other                                                           117,000           44,000
                                                             -----------     ------------

 NET CASH USED IN INVESTING ACTIVITIES                        (8,884,000)      (6,464,000)
                                                             -----------     ------------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
 Payments on debt                                               (387,000)     (13,645,000)
 Exercise of stock options                                       122,000           94,000
                                                             -----------     ------------

 NET CASH USED IN FINANCING ACTIVITIES                          (265,000)     (13,551,000)
                                                             -----------     ------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                       970,000        3,884,000

 Cash and cash equivalents at the beginning of the year        6,974,000        1,864,000
                                                             -----------     ------------

 CASH AND CASH EQUIVALENTS AT
  SEPTEMBER 30, 1996 AND 1995                                $ 7,944,000     $  5,748,000
                                                             ===========     ============


                             (See notes following)

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                              September 30, 1996

Note 1.  Statement from Management
-------  -------------------------

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 and 1995.


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


Note 3.  Settlement of Chevron Lawsuit
-------  -----------------------------

     On January 16, 1995, the Company announced that it had settled with Chevron the lawsuit of McFarland Energy, Inc. v. Chevron U.S.A., Inc. (Case No.
               ----------------------------------------------
BC023747) for the sum of $25,673,000. In September 1994, a Los Angeles Superior Court jury trial awarded the Company compensatory and punitive damages totaling $47,300,000. On January 13, 1995, the Company and Chevron entered into a final settlement agreement and funds in the amount of $25,673,000 were wired to the Company on January 17, 1995. Of the total settlement amount, $8,292,000 was paid to the Company's outside attorneys and the Company incurred various other costs totalling $223,000. The net settlement amount of $17,158,000 was recognized as a gain in the first quarter of 1995.


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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                              September 30, 1996
                                  (Continued)

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

Note 5.  Credit Agreement
-------  ----------------

     On April 20, 1994, the Company entered into a new credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility. On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill Field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At September 30, 1996, there was no outstanding borrowing under this facility.

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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                              September 30, 1996
                                  (Continued)

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

Note 7.  Convertible Note
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

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                              September 30, 1996
                                  (Continued)

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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity
---------

     For the nine months ended September 30, 1996, net cash provided by operating activities before changes in current assets and liabilities totalled $9,863,000. This represented a 39% increase over the prior year after adjusting for nonrecurring items in 1995. Significantly higher cash flow in 1996 reflects record oil production, lower per unit lifting costs and higher oil and gas prices.

     Companywide crude oil production for the nine month period in 1996 totalled 1,025,000 barrels, a 15% increase above the prior year. The continued growth in oil production reflects the success of the Company's development drilling program in the Midway Sunset field and the producing property acquisitions made at the end of 1995. The Company completed a twenty-one (21) well development drilling program in the second quarter of this year. The full benefit of this program should continue to be realized over the remainder of the year.

     On April 17, 1996, the Company announced that the petroleum engineering and consulting firm of Degolyer & MacNaughton ("D&M") had issued its report on an evaluation of the Company's two core Midway Sunset field properties. D&M estimated the proved reserves at these two properties to be 4.8 million net barrels higher than previously estimated at December 31, 1995. After reflecting these revised reserve estimates, the Company's barrel of oil equivalents ("BOE") and pretax "SEC 10" value as of January 1, 1996 were 16.4 million BOE and $71 million, respectively. The adjustments to the year end 1995 figures represented a 42% increase in quantities and a 19% increase in "SEC 10" value.

     Year to date natural gas production was 12% lower in 1996 at 1,476,000 mcf. Lower gas production was primarily attributable to declining production at the Company's California gas wells in the Northern San Joaquin Valley. In 1996, the Company has drilled four (4) exploratory wells in the San Joaquin Valley, three
(3) of which were dry holes. The fourth well presently awaits hook-up. The Company expects to drill at least two (2) more exploratory wells in this area in the fourth quarter.

     The fundamentals of the West Coast crude oil market remain strong. The posted price for the Company's predominate Midway Sunset field crude has risen steadily throughout the third quarter to its current price level of $16.25 per barrel. The higher prices will have a favorable impact on the fourth quarter; however, it is uncertain just how long prices will remain at their present levels.

     The Company maintains a hedging arrangement with a local refiner that covers approximately one-half of the Company's daily crude oil production. The objective of the hedge is to ensure the Company an acceptable level of cash flow from the sale of its crude oil. The hedge is a cost free "collar" based on Midway Sunset field posted prices. In October of this year, the Company entered into a new hedging agreement that reflected relatively higher prevailing Midway Sunset field posted prices. All other terms were basically unchanged from the previous agreement which expired on November 1, 1996. The new agreement extends into the fourth quarter of 1997. Through the first nine months of 1996, the hedging arrangement reduced the Company's revenues by $963,000.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

     Natural gas prices have remained well above 1995 levels. During the first nine months of 1996, the Company's average natural gas selling price was $1.73 per mcf, or 44% higher than the 1995 average of $1.20 per mcf. While natural gas prices throughout most parts of the country have been relatively strong, gas prices in California have remained depressed for most of the year. However, since the end of the third quarter, there has been a recent sharp increase in California natural gas prices reflecting rising demand and tighter supplies. Whether this condition will continue for an extended period, remains uncertain.

     In January 1996, the Company elected to convert its $2,600,000 8% convertible note, which was held by a large public company, into 400,000 shares of McFarland Energy, Inc. common stock. The conversion of the note will save the Company $208,000 of interest expense annually.

     The Company maintains an unsecured $10,000,000 revolving line of credit facility for producing property acquisitions. At September 30, 1996, there was no outstanding borrowing. The Company believes that it has substantially greater borrowing capacity in order to make a significant producing property acquisition.

Capital Resources
-----------------

     Net working capital at September 30, 1996 totalled $9,886,000, up 106% from the end of 1995. In addition, the current ratio has more than doubled during the same period to 3.3 to 1. The sharp rise in these two key fundamental measures of financial condition reflects the Company's strong 1996 operating performance.

     Capital expenditures in 1996 totalled $5,515,000. Producing property acquisitions totalled $1,724,000 and consisted principally of the recent acquisition of a non-operated working interest in the Rio Vista gas unit in Sacramento Valley, California. Development activities totalled $2,418,000, while exploration related activities totalled $939,000. Various other projects accounted for $434,000.

     Development activities consisted primarily of the 1996 development drilling program at the Midway Sunset field and surface facility enhancements. For 1996, the Company's development program called for the drilling of twenty-one (21) wells at a total cost of approximately $1,900,000. Drilling was completed in the second quarter of the year.

     In 1996, exploration activities consisted of the drilling of four (4) wells in the California San Joaquin Valley. Three (3) wells were dry holes, while the fourth well was a discovery gas well that is presently awaiting hook-up. The Company plans to drill at least two (2) additional exploratory wells in the fourth quarter.

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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                 Nine Months Ended September 30, 1996 and 1995
                 ---------------------------------------------

     For the nine months ended September 30, 1996, oil and gas revenues increased 25% to $17.9 million from $14.3 million in the prior year. This significant increase was primarily due to higher crude oil production and higher crude oil and natural gas prices in 1996.

     Crude oil production for 1996 totalled 1,025,000 barrels, an increase of 15% over 1995. This significant increase was attributable to the success of the Company's ongoing development drilling program in the Midway Sunset field of California. Natural gas production decreased 12% to 1,476,000 mcf, reflecting lower production from the Company's gas wells in the California Northern San Joaquin Valley.

     The average crude oil price received in 1996, excluding the effects of the hedge, increased 11% to $15.75 per barrel. In 1996, the hedge program decreased revenues by $963,000 or $0.94 per barrel. In 1995, the hedge program decreased revenues by $482,000 or $0.54 per barrel. Natural gas prices averaged $1.73 per mcf in 1996, a 44% increase over the $1.20 per mcf received in 1995.

     Oil and gas production costs for 1996 totalled $5,571,000, which was 7% higher than 1995. However, on a barrel of oil equivalent basis ("BOE"), the average lifting cost dropped from $4.43 per BOE in 1995 to $4.38 per BOE in 1996.

     In May 1996, the Company sold its interest in a marginally economic oil property in the Midway Sunset field to a third party for $543,500. As a result, a gain on the sale of $525,000 was recognized in the second quarter of 1996.

     Exploration, dry holes and abandonment costs in 1996 totalled $1,042,000, reflecting three dry holes drilled in the Northern San Joaquin Valley and related leasehold write-offs. General and administrative expense increased 15% to $1,913,000 in 1996 as a result of increased salaries and wages, higher general corporate expense and higher costs related to the Company's ongoing producing property acquisition efforts. Interest expense for 1996 declined to $156,000 as a result of the conversion of the convertible note in January 1996 (See Note 7 of Notes to Unaudited Financial Statements).

     Higher income tax expense in 1996 reflects an effective tax rate of 30%. This significant increase in the Company's tax provision was due primarily to lower available levels of net operating loss and percentage depletion carryovers in 1996.

     In the first quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets be reviewed for impairment on a property by property basis (See Note 4 of Notes to Unaudited Financial Statements). In 1995, the Company recorded an impairment loss of $4,765,000 on certain oil and gas properties and a write-down of $750,000 on its investment in a natural gas marketing and gas gathering company.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                 Nine Months Ended September 30, 1996 and 1995
                 ---------------------------------------------
                                  (Continued)

  The litigation settlement in 1995 reflected the net proceeds of $17,158,000 received from the settlement of the Company's lawsuit with Chevron U.S.A., Inc. in January 1995 (See Note 3 of Notes to Unaudited Financial Statements).

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                             Results of Operations
                             ---------------------
                Three Months Ended September 30, 1996 and 1995
                ----------------------------------------------

  For the three months ended September 30, 1996, oil and gas revenues increased 23% to $6.2 million, reflecting higher crude oil production and higher crude oil and natural gas prices in 1996.

  Crude oil production in the third quarter of 1996 increased 10% to 346,000 barrels. Higher crude production was attributable to the Company's continuing successful development activities at its core properties in the Midway Sunset field. Natural gas production in the third quarter of 1996 was 563,000 mcf, which was 9% lower than the same period in 1995. This decrease was primarily attributable to the declining production from the Northern San Joaquin Valley and Oak Hill field operations.

  The average crude oil price received in the current quarter, excluding the effects of the hedge, was $15.65 per barrel, or 12% higher than 1995. The effect of the hedge program in the current quarter decreased revenues by $312,000 or $0.90 per barrel. In 1995, the hedge program decreased revenues by $133,000 or $0.42 per barrel. Natural gas prices in 1996 increased 51% to $1.76 per mcf, as compared to $1.16 per mcf in the same quarter of 1995.

  Production costs in the third quarter of 1996 totalled $2,023,000, or an 18% increase from 1995. On a barrel of oil equivalent basis, lifting costs averaged $4.60 per BOE as compared to $4.10 per BOE in 1995. In 1996, production costs reflected the producing property acquisition in Santa Barbara County, California at the end of 1995 and the Sacramento Valley, California acquisition in 1996.

  Higher depletion expense in the third quarter of 1996 reflected the incremental depletion related to the 1995 and 1996 producing property acquisitions in Santa Barbara County, California and in Sacramento Valley, California. Exploration costs of $304,000 in 1996 represented one dry hole drilled in Kern County, California and various leasehold write-offs in the Northern San Joaquin Valley and Sacramento Valley, California. Interest expense for the quarter dropped to $45,000 due to the conversion of the convertible note in January 1996 (See Note 7 of Notes to Unaudited Financial Statements).

  Income tax expense in the current quarter reflects an effective rate of 32%. This significant increase in the Company's tax provision was due primarily to lower available levels of net operating loss and percentage depletion carryovers in 1996.

                            McFarland Energy, Inc.
                                   Form 10-Q
                              September 30, 1996

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

                                        McFARLAND ENERGY, INC.


Date:  November 12, 1996                /s/Ronald T Yoshihara
                                        ---------------------
                                        Ronald T Yoshihara
                                        Treasurer
                                        (Chief Financial Officer)



                                        /s/Eileen C. Sugita
                                        ---------------------
                                        Eileen C. Sugita
                                        Controller
                                        (Chief Accounting Officer)