Form 10-K405
period 1996-12-31
MCFARLAND ENERGY INC
filed 1997-03-28
CIK 63959

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No 0-8232
                            MCFARLAND ENERGY, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    95-2756635
            --------                                    ----------
    (State of incorporation)                (I.R.S. Employer Identification No.)

    10425 SOUTH PAINTER AVENUE
    SANTA FE SPRINGS, CALIFORNIA                          90670
    ----------------------------                          -----
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (562) 944-0181

      Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $1.00 Par Value
                         ----------------------------
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

As of March 5, 1997, 5,700,922 common shares were outstanding, and the aggregate market value of the Common shares (based on the closing price on March 5,1997) of McFarland Energy, Inc. held by non-affiliates was approximately $35,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required for part of Part III of Form 10-K is contained in the Company's Proxy Statement for its Annual Meeting of Shareholders proposed to be held on May 28, 1997, which portions of registrant's Proxy Statement is incorporated by reference in Part III.

                                                  Exhibit Index - Page 53

--------------------------------------------------------------------------------
  Safe Harbor for Forward-Looking Statements: This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements and the business prospects of the Company are subject to many risks and uncertainties which may cause actual future results of the Company to differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1. Business and elsewhere in this report, as well as the following factors: volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, drilling and operations performance, the company's ability to replace reserves or implement its business plans, access to capital, uncertainties about estimates of reserves and environmental risks.
--------------------------------------------------------------------------------

                                    PART I
                                    ------

Item 1.  Business
-----------------

GENERAL
-------

   McFarland Energy, Inc., hereinafter referred to as "Company", "Registrant", or "McFarland", is principally engaged in the production and sale of crude oil and natural gas, oil and gas exploration and development, and proven oil and gas property acquisition and development, all within the Continental United States.

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

PROPERTY ACQUISITIONS AND DISPOSITIONS
--------------------------------------

   In 1992, the Company implemented an asset divestiture program to sell its economically marginal and non-strategic oil and gas properties. Since the program's implementation, the Company has sold a total of twenty-two properties located in California, Texas, and Louisiana, and which consisted of more than 330 wells. The success of this ongoing program has allowed the Company to focus more effectively on its core operations and has resulted in significantly higher profit margins and a reduced cost structure.

   In April 1994, the Company acquired a crude oil producing property located one-eighth mile west of its other principal Midway Sunset field, California property. This property, known as the Star Fee, was purchased for approximately $7,300,000 cash plus the issuance of $3,624,000 seven-year convertible production notes bearing interest at 5% per annum. The Company

-----------------

borrowed $6,000,000 under its bank term loan facility to finance the acquisition. The acquisition of the Star Fee allowed the Company to strategically add long-lived oil reserves in an area where the Company already had substantial technical and operational experience.

   In September 1994, the Company closed an acquisition of working interests in fifteen operated and thirty-three non-operated natural gas producing wells located in the Oak Hill field, Rusk County, Texas. The Company paid $6,280,000 for the interests acquired and utilized its bank revolving line of credit facility to finance $6,000,000 of the transaction. This acquisition allowed the Company to add to its natural gas reserves and provide future natural gas development potential. The Oak Hill field reserves are very long-lived, with reserve lives of up to fifty years.

   In January 1996, the Company closed an acquisition of both operated and non-operated working interests in nineteen producing oil wells located in Santa Barbara County, California for $3,400,000 cash. This acquisition provides the Company with additional high gravity and long-lived reserves with future development potential. In addition, the properties are strategically located such that no additional personnel were required.

   In September 1996, the Company closed its second acquisition of a non-operated working interest in the Rio Vista gas unit located in Sacramento Valley, California. This acquisition, combined with an earlier acquisition closed in January 1996, increased the Company's working interest in California's most prolific dry gas producing unit to 8%. The Rio Vista gas unit is presently producing 16,000 mcf per day.

EXPLORATION ACTIVITIES
----------------------

   The Company maintains an ongoing exploration program focused principally in California. During the years 1991-1996, the Company actively explored for natural gas in the Northern San Joaquin Valley. As a result of low prices, steep production decline rates and unsatisfactory drilling results, the Company discontinued exploratory activities in this area in 1996. In 1997, the Company plans to continue to explore for oil and gas in other areas of California, such as the Sacramento Valley. Thus far, the Company has participated in a 3-D seismic program in order to help identify drilling prospects in this area. From these activities the Company expects to drill at least two exploratory wells later this year. While the exploration activities remain focused in California, the Company is also planning to participate in a limited number of higher risk, higher potential out-of-state exploration ventures. In March 1997, the Company participated in an exploratory dry hole drilled in Nye County, Nevada.

DEVELOPMENT ACTIVITIES
----------------------

   MIDWAY SUNSET FIELD - The Company is continuing its cyclic steaming
   -------------------
activities at its McDonald and Star Fee properties in the Midway Sunset field, Kern County, California. These two properties now account for approximately 62% of the Company's total proved crude oil reserves. The cyclic steam injection process consists of the injection of steam into the reservoir to raise the temperature and reduce the viscosity of the heavy oil, facilitating the flow of the oil

-----------------

into the producing well bore. As a result of intensified steam injection and development drilling, production on the McDonald property has increased from an average of 750 gross barrels per day in 1992, to its present level of more than 1,700 barrels per day. Since the beginning of 1993, the Company has drilled a total of twenty-three development wells on the property. An additional nine wells are budgeted to be drilled during 1997 at a cost of approximately $700,000.

   In connection with its cyclic steaming program at the McDonald property, in July of 1992, the Company entered into an agreement to buy up to 2,000 barrels of steam per day from a third party. Previously, the Company had created its own steam with its steam generators fueled by lease crude or purchased natural gas. While the Company continues to have the ability to generate its own steam, this arrangement to buy third party steam is both economically and environmentally desirable. It reduces the Company's operating expenses and eliminates the need to meet strict environmental regulations applicable to the operation of steam generators. The agreement runs month to month and requires six months termination notice by either party. A similar agreement to buy up to 2,000 barrels of steam per day was entered into with this same third party for the Star Fee property.

   On April 22, 1994, the Company completed its acquisition of the property, known as the Star Fee. The Star Fee is located one-eighth mile west of the Company's McDonald property and possesses similar reservoir characteristics. At the time of the acquisition, the Star Fee added an estimated 3.7 million barrels of proved producing crude oil reserves and increased the Company's proved developed oil reserves by more than 70%. Immediately after closing the acquisition, the Company implemented an intensified steam injection program and commenced a twelve well development drilling program. The results of both programs were highly successful, as production quickly increased from 550 gross barrels per day to in excess of 1,200 barrels per day. During 1995 and 1996, the Company drilled a total of twenty-six additional development wells, increasing production to its current level of more than 1,600 gross barrels per day. The Company plans to drill sixteen development wells on Star Fee in 1997 at a cost of approximately $1,400,000.

     OAK HILL FIELD -  In September 1994, the Company acquired working interests
     --------------
in fifteen operated properties ranging from 65% to 96% and lesser interests in thirty-three non-operated properties located in East Texas. At the end of 1996, these interests accounted for approximately 40% of the Company's proved natural gas reserves. Production comes from the 10,000 - 11,000 feet lower Cotton Valley formation which has reserve lives of up to fifty years. This is a very "tight" formation requiring some type of hydraulic fracturing before a new well is put on production. The cost to drill a new well typically ranges from $800,000 - $1,000,000. In the fourth quarter of 1994, the Company commenced a four well development drilling program in the Oak Hill field. The four wells were drilled and completed and on production by mid-year 1995.

   BARHAM RANCH - The Company closed the acquisition of operated and non-
   ------------
operated interests ranging from 43% to 60% in this Santa Barbara County, California property in January 1996. The property is presently producing approximately 550 gross barrels per day from the Monterey formation. Consistent with the Company's strategy of developing its existing assets, in early

-----------------

March 1997, the Company commenced the drilling of a horizontal well on this property at a cost of $800,000 to the 100% interest. The Company believes that this well could significantly increase production and prove up additional reserves. If this well is successful, it will result in at least one additional horizontal well being drilled in 1997.

   RIO VISTA GAS UNIT - During 1996, the Company closed two acquisitions for a
   ------------------
combined 8% non-operated working interest in California's most prolific dry gas producing unit. The Rio Vista gas unit is located in the California Sacramento Valley and is currently producing 16,000 mcf per day. The natural gas reserves attributable to the Company's interest in the unit represent 32% of the year end 1996 natural gas reserves.

MARKETING OF OIL AND GAS
------------------------

   MAJOR CUSTOMERS
   ---------------

   The Company markets its crude oil to a number of refiners and marketing agencies, including several major oil companies. Most of the oil is transported to the refineries by pipeline and the balance by truck. In 1996, sales to Huntway Refining Company and Independent Oil Producers' Agency accounted for 34% and 24%, respectively, of total oil and gas sales. Most of the oil sold to these purchasers is under contracts which provide for prices indexed to posted field prices and which can be canceled by the buyer or seller upon six months to one year's written notice.

   The Company markets its natural gas to utilities and pipeline companies under both long-term contracts and spot market pricing arrangements. No one purchaser of natural gas accounted for more than 10% of total oil and gas sales.

   OIL AND GAS PRICES
   ------------------

   The Company's crude oil production comes predominately from its California operations, accounting for approximately 95% of the Company's total oil production. Most California crude is of lower gravity and must be heated or blended to transport. These characteristics make this type of crude more costly to refine and also result in lower light product yields, such as gasoline and kerosene. Consequently, California crude prices have been historically lower than other types of higher gravity domestic crudes, such as West Texas Intermediate ("WTI"). In addition to these qualitative differences, California crude prices, until recently, were negatively impacted by the existence of the Federal law which prohibited the export of Alaskan North Slope ("ANS") crude. As a consequence of this law, most of the ANS crude was shipped to California markets, thereby creating an excess supply of crude on the West Coast.

   In November 1995, President Clinton signed legislation that repealed the Federal ban on the export of ANS crude. The law went into effect in April 1996 and, thus far, has contributed to narrowing of the price differential between California lower gravity crude and the benchmark WTI crude oil. The Company believes that these favorable effects on the relationship between WTI and California crude prices have become permanent.

-----------------

   Throughout 1995 and 1996, the price differential between the Company's predominate Midway Sunset field crude and WTI ranged between $3.00-$6.50 per barrel. This compares favorably with the $7.00-$9.00 per barrel price differential that had existed since the mid 1980's. The anticipated and subsequent repeal of the ban on the export of ANS crude, along with rising West Coast crude oil demand and declining Alaskan North Slope production, have been the factors behind this narrowed price differential. These factors have combined to represent a fundamental change in the California crude market, which should have a very positive impact on the Company's future operating cash flows and the value of its California oil reserves.

   Since 1992, the Company has maintained a hedging arrangement with a local refiner that covers approximately one-half of the Company's daily crude oil production. The purpose of this arrangement is to ensure a relatively stable crude price for a portion of the Company's daily production. This, in turn, enables the Company to more accurately forecast its cash flow and budget for future capital commitments. In 1996 and 1995, the hedge program decreased revenues by $1,381,000 and $482,000, respectively, while in 1994, the hedge program increased Company revenues by $446,000. The agreement is renegotiated annually to reflect current heavy oil market conditions. The hedge agreement requires that the Company and the refiner maintain certain minimum levels of security. At December 31, 1996 and 1995, the Company had on deposit in an interest bearing escrow account $328,000 and $280,000, respectively, to meet such requirements.

   Natural gas prices continue to be very seasonal and highly volatile, particularly during the peak demand winter months. During 1996, domestic natural gas prices were significantly higher than in the prior year, reflecting the generally colder weather conditions across the country and below normal natural gas storage levels. These two fundamental factors helped keep gas prices at higher levels throughout the year and also created extreme price volatility during the period of December 1996 through mid-February 1997. It was during this two and one-half month period that prices rose throughout many parts of country to more than $4.00 per mcf, price levels not experienced since the early 1980's. However, since that time, gas prices in most regions have fallen below $2.00 per mcf, as above normal temperatures have prevailed throughout the nation and storage levels have risen.

ENVIRONMENTAL AND OTHER REGULATIONS
-----------------------------------

   The Company's operations are subject to various federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Such laws and regulations have significantly increased the cost of well operations and exploration and development activities in connection with treating, processing and storage of hydrocarbons.

   The Company has been identified as a potentially responsible party ("PRP"), along with many other industrial firms, in connection with a waste disposal facility and which is now subject to a cleanup order by the United States Environmental Protection Agency ("EPA"). In 1989 and 1991, a group of PRPs (the "settling PRPs") settled with the EPA for the entire cost of the first two

-----------------

phases of work. In September 1993, the Company resolved the first two phases of work with the settling PRPs without waiving its defenses by paying $70,000 in exchange for a release from all contribution or related claims the settling PRPs may have against the Company regarding the first two phases of work. Not included in this settlement with the settling PRPs are costs associated with additional phases of work or remedial efforts, certain resource damage claims or environmental tort claims. Also, the settlement does not directly protect the Company from actions from the EPA for the matters settled. By letter from the EPA dated March 7, 1997, the Company was advised that it (and six other companies) is subject to a "Unilateral Administrative Order" requiring that it "operate the onsite leachate treatment system from May 10, 1997 to December 31, 1999, among other tasks." The letter from the EPA states that failure to comply with the Order, without sufficient cause, could subject the Company to penalties and punitive damages. As of the date of this report, the Company cannot predict the effect of this matter on capital expenditures, earnings or its competitive position; however, management believes that the outcome will not have a material impact on Company's financial condition. See Item 3. Legal Proceedings for a detailed discussion.

   In general, compliance with environmental laws could have a potentially significant effect on the Company's capital spending. Given the continually changing environmental rules and regulations, it is impossible at this time to estimate the magnitude of the required future expenditures. Despite the fact that all of McFarland's competitors are having to comply with these regulations, many are much larger and have greater resources with which to deal with these regulations. The Company spent approximately $245,000 for environmental control facilities and other related projects in 1996 and has budgeted $404,000 for similar capital projects in 1997.

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

EMPLOYEES
---------

   The Company had 55 full-time employees as of December 31, 1996, none of whom are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  Properties
-------------------

   The Company's principal executive offices are located in a 10,900 square foot building in Santa Fe Springs, California, which is owned by the Company.

   The principal properties of the Company consist of proven and unproven oil and gas reserves, certain real estate and equipment related to proven properties, maps and geologic records related to prospective oil and gas properties and automotive, office and other equipment. The oil and gas properties cover lands located exclusively in the Continental United States, primarily in California, Texas and Louisiana. The Company contracts for the drilling of all its wells and does not itself own any drilling equipment, bulk storage facilities or refineries.

   For 1996, the Company contracted with independent petroleum engineering firms of DeGolyer and MacNaughton and Netherland, Sewell & Associates, Inc. for the purpose of estimating the Company's net share of proved oil and gas reserves. The properties evaluated by the outside independent petroleum engineers account for approximately 85% of the Company's total proved reserves.

   The estimated future net recoverable oil and gas reserves from proved properties as of December 31, 1996, 1995, 1994, 1993, and 1992 were as follows:

                          Crude Oil         Natural Gas
                          ----------        -----------
            1996      13,712,000   bbl   19,795,000    mcf
            1995       9,514,000   bbl   12,104,000    mcf
            1994       8,299,000   bbl   14,723,000    mcf
            1993       5,132,000   bbl    7,991,000    mcf
            1992       5,804,000   bbl    8,610,000    mcf

  The process of estimating oil and gas quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimates at best. Proved reserve quantities are merely estimates of future production from known reservoirs based on year end economic factors, which estimates may differ materially from actual recovery as production occurs and market prices and production costs change.

  Using year end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue, before income taxes, to be derived from the Company's proved oil and gas reserves, discounted at 10%, was $115,000,000, $60,000,000, $44,000,000, $21,000,000, and $33,000,000
at December 31, 1996, 1995, 1994, 1993, and 1992, respectively. See Note 11. of Notes to Consolidated Financial Statements for further information on oil and gas reserves and estimated values.

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

-------------------


  The Company's consolidated net oil and gas production for the past five years were as follows:

                  (In thousands of bbls and thousands of mcf)

                                                  1996     1995     1994     1993     1992
                                                 ------   ------   ------   ------   ------
Crude Oil                                         1,357    1,206      969      795      835
                                                 ------   ------   ------   ------   ------
Natural Gas                                       1,976    2,181    1,456      998    1,306
                                                 ------   ------   ------   ------   ------

  The Company's average sales prices and production costs per unit for the past five years were as follows:

                                                         1996     1995     1994     1993     1992
                                                       ------   ------   ------   ------   ------
Sales Price
-----------

Crude Oil (per bbl)(1)                                 $15.28   $13.56   $12.97   $13.29   $14.44
                                                       ------   ------   ------   ------   ------

Natural Gas (per mcf)                                  $ 1.80   $ 1.24   $ 1.71   $ 2.08   $ 1.89
                                                       ------   ------   ------   ------   ------

Production Costs (per boe)(2)                          $ 4.56   $ 4.63   $ 5.35   $ 6.98   $ 6.76
----------------                                       ------   ------   ------   ------   ------

 (1)The crude oil sales prices include the effects of the Company's hedging activities which reduced the 1996 and 1995 realized sales prices by $1.03 and $0.40 per barrel, respectively, and increased the 1994, 1993 and 1992 average sales prices by $0.46, $0.59 and $0.02 per barrel, respectively. See Note 1. of Notes to Consolidated Financial Statements for a detailed discussion of the Company's Crude Oil Hedge Program.

 (2)Natural gas production is converted to its oil barrel equivalent based on the relative energy content of each (6 mcf is equivalent to 1 bbl).

  As of December 31, 1996, the Company had the following gross and net position in producing wells and productive acreage:

                         Wells(1)            Acres(2)
                         -------             ------
                 Gross       Net    Gross     Net
                 -----       ---   -------   ------
Crude Oil          295       224    42,046    9,538
Natural Gas        182        26    80,650    9,749
                   ---       ---   -------   ------
  Totals           477       250   122,650   19,287
                   ===       ===   =======   ======

 (1)"Gross Wells" represents the total number of producing wells in which the Company has a working interest, "Net Wells" represents the number of gross wells multiplied by the Company's working interests in each well.

 (2)"Gross Acres" represents all productive acreage in which the Company has a working interest, "Net Acres" represents the number of gross acres multiplied by the Company's working interests in each property.

-------------------


  During the years ended December 31, 1996, 1995, and 1994, the Company participated in the drilling of 27, 35, and 27 wells, respectively. Results and classification of those activities were as follows:

                                     Number of Wells
                          ------------------------------------
                       Completed as
                        a Producer     Abandoned       Total
                       ------------   -----------   ------------
                       Gross    Net   Gross   Net   Gross    Net
                       -----   ----   -----   ---   -----   ----
1996
----
Exploratory Wells          1     .5       5   2.5       6    3.0
Development Wells         21   20.9      --    --      21   20.9
                         ---   ----     ---   ---     ---   ----
  Totals                  22   21.4       5   2.5      27   23.9
                         ---   ----     ---   ---     ---   ----

1995
----
Exploratory Wells         --     --       5   2.5       5    2.5
Development Wells         30   28.6      --    --      30   28.6
                         ---   ----     ---   ---     ---   ----
  Totals                  30   28.6       5   2.5      35   31.1
                         ---   ----     ---   ---     ---   ----

1994
----
Exploratory Wells          2    0.6       4   1.7       6    2.3
Development Wells         20   16.8       1   0.3      21   17.1
                         ---   ----     ---   ---     ---   ----
  Totals                  22   17.4       5   2.0      27   19.4
                         ---   ----     ---   ---     ---   ----

  Unproven oil and gas properties are those on which the presence of economically recoverable reserves of crude oil or natural gas has not been established. As of December 31, 1996, the Company held positions in unproven acreage in the following locations:

                             Acres
                             ------
                             Gross     Net
                             ------   -----
California
----------
   Fresno County              1,489     299
   Kern County                   57      29
   Madera County                671     335
   Merced County              3,803   1,452
   Santa Barbara County         542     542
   Solano County              3,429   1,715

Nevada
------
   Nye County                 1,280     576
                             ------   -----

   Totals                    11,271   4,948
                             ======   =====

Item 3.  Legal Proceedings
--------------------------

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

  On two separate occasions, EPA proposed a settlement of costs and liabilities associated with the first two phases (with two more phases anticipated) of cleanup work at the site. On each occasion, the Company declined to participate in the proposed settlement because it believes that its waste material was either exempt or not hazardous as such term is defined in applicable laws. Thereafter, the first two phases of work were paid for by a group of PRPs (the "settling PRPs"). The settling PRPs, in turn gave the Company notice that they intended to file a contribution action against the Company to recover the portion of the remediation costs allegedly attributable to the Company. In September 1993, the Company resolved the first two phases of work with the settling PRPs without waiving its defenses by paying $70,000 in exchange for a release from all contribution or related claims the settling PRPs may have against McFarland and Seaboard regarding the first two phases of work. Not included in this settlement with the settling PRPs are costs associated with additional phases of work or remedial efforts, certain resource damage claims or environmental tort claims. Also, the settlement does not directly protect the Company from actions from the EPA for the matters settled.

    In 1995 the Company received a settlement offer from the EPA proposing settlement of the first three "operating units" at OII for the amount of $1,700,000. Consistent with its responses to past settlement proposals, the Company rejected the proposed settlement based on its defenses to liability associated with the OII site. Furthermore, litigation was initiated by PRP waste haulers, which had previously settled with the EPA, seeking contribution and indemnification from other PRPs, including the Company, on the grounds, in part, that the defendant PRPs had directed that the waste haulers deposit the waste at OII. The Company settled the suit with a payment to the waste haulers of $5,000. While there can be no assurance that the Company will be able to settle any existing and future claims associated with OII, and subject to the uncertainty arising from the matters raised in the final paragraph of this subsection, management believes that any settlement or other resolution will not have a material adverse impact on its financial condition. The Company has placed its insurance companies on notice of these potential claims, however, the insurance companies have disputed coverage and have received a summary judgment ruling in their favor on the issue of insurance coverage of the Company's claims. The Company intends to appeal the ruling, however, there is no assurance that the Company will ultimately prevail.

     By letter from the EPA dated March 7, 1997, the Company was advised that it (and six other companies) is subject to a "Unilateral Administrative Order" requiring that it "operate the onsite leachate treatment system from May 10, 1997 to December 31, 1999, among other tasks."

--------------------------

The letter from the EPA states that failure to comply with the Order, without sufficient cause, could subject the Company to penalties and punitive damages. As of the date of this report, the Company cannot predict the effect of this matter on capital expenditures, earnings or its competitive position; however, management believes that the outcome will not have a material impact on Company's financial condition.

  (b) As previously reported in 1995, the Company is proceeding as a co-plaintiff in Friemark-Blair & Co., et al., v. NIPSCO Energy Services, Inc., et al, Cause No. 95-36553 in the 129th Judicial District Court of Harris County, Texas. The case is pending in Houston, Texas, and is expected to go to trial in 1997. This matter pertains to the company's investment in Triumph Natural Gas, Inc. The lawsuit alleges that certain conduct of the defendants resulted in diminishing the value of Triumph Natural Gas, Inc. The plaintiffs seek to recover actual and punitive damages. One defendant has filed a counterclaim seeking unspecified damages against the non-corporate plaintiffs and has included a member of the Board of Directors of the Company for his alleged role in damaging the defendants in his prior capacity as a Director of Triumph Natural Gas, Inc. The counterclaim seeks damages for the defendant's inability to consummate a transaction for the sale of its shares in Triumph Natural Gas, Inc. The Company is vigorously prosecuting the lawsuit and believes the counterclaim to be without merit. The financial impact of the counterclaim the defendant has filed cannot presently be ascertained, but it is the opinion of management that it is more likely than not that it will not have a material effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

 None.

                     Executive Officers of the Registrant
                     ------------------------------------

            Name               Age             Office Held
----------------------------   ---   -------------------------------

John C. McFarland               50   Chairman of the Board and Chief
                                     Executive Officer

Ronald T Yoshihara              42   Vice President and Treasurer
                                     Chief Financial Officer

Robert E. Ransom                45   Vice President-Corporate
                                     Development

William H. Moodie               44   Vice President-Operations

Craig M. Sturtevant             47   Vice President-General Counsel

  For the past five years, the principal occupations of the Company's executive officers were as follows:

  Mr. John C. McFarland joined the Company as Treasurer in February 1977. He was appointed Vice President and Secretary in January 1979 and was elected President and Chief Operating Officer in January 1982. He became a director in March 1982 and Chief Executive Officer upon the retirement of Mr. L.C. McFarland in March 1986. In January 1992, Mr. L.C. McFarland resigned as Chairman of the Board and Mr. John C. McFarland was elected to that position.

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

  Mr. Moodie was elected Vice President in December 1996. He joined McFarland Energy, Inc. in 1992 as Manager of Engineering. Previously, Mr. Moodie was employed by Santa Fe Energy Resources, Inc. as a Senior Production Engineer.

  Mr. Sturtevant was elected Vice President in December 1996. He joined McFarland Energy, Inc. in 1994 as General Counsel. Previously, Mr. Sturtevant was employed by Exxon Corporation as an attorney in the Production Department.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------


  The Company's common stock is traded on the NASDAQ National Market ("MCFE"). During 1996 and 1995, the quarterly high and low closing prices were as follows:

                              1996              1995
                             ------             -----
                          High      Low     High     Low
                         ------   -------   -----   -----

     First Quarter        8 3/4     7 1/4       8   5 7/8
     Second Quarter      10 3/8   7 31/32       8   6 1/4
     Third Quarter       10 1/2         9   7 1/2   6 3/4
     Fourth Quarter      12 1/2        10   8 1/4   6 1/4

  As of March 5, 1997, there were approximately 1,700 holders of record of McFarland Energy, Inc. common stock.

  The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The terms of the Company's present credit agreement restrict the payment of cash dividends when there exists outstanding borrowing under the facility.

Item 6.  Selected Financial Data
--------------------------------


                                               1996      1995(1)     1994       1993(2)     1992
                                             --------   --------   --------   ---------   --------
                                                    (In thousands except per share data)
Operations
----------
(Year ended December 31)
Net operating revenue                         $25,721    $19,883    $16,270    $12,862     $15,283
Income (loss) from continuing                 $ 7,126    $13,641    $ 1,508    $(1,566)    $   925
 operations before accounting change

  Per Share-Primary                           $  1.26    $  2.61    $  0.29    $ (0.30)    $  0.18
  Per Share-Fully Diluted                     $  1.26    $  2.41    $  0.29    $ (0.30)    $  0.18
Net income (loss)                             $ 7,126    $13,641    $ 1,508    $(1,116)    $   925

  Per Share-Primary                           $  1.26    $  2.61    $  0.29    $ (0.21)    $  0.18
  Per Share-Fully Diluted                     $  1.26    $  2.41    $  0.29    $ (0.21)    $  0.18

Financial Position
------------------
 (As of December 31)
Working Capital                               $ 8,758    $ 4,793    $ 2,792    $ 2,902     $ 3,678
Total Assets                                  $50,859    $47,693    $43,545    $23,016     $25,117
Convertible Notes (3)                             ---    $ 2,600    $ 2,600    $ 2,600     $ 2,592
Production Payment Notes                      $ 2,558    $ 3,139    $ 3,481        ---         ---
Long-term Debt                                    ---        ---    $12,650        ---         ---



(1)In January 1995, the Company recorded a litigation settlement of $17,158,000, net of legal fees and other related costs. See Note 3. of Notes to Consolidated Financial Statements.

(2)Net loss reflects the $450,000 ($0.09 per share) benefit of the cumulative effect of the change in accounting for income taxes which resulted from the Company's adoption of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes".

(3)In January 1996, the Company elected to convert the convertible note into 400,000 shares of McFarland Energy, Inc. common stock. See Note 6. of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY
---------

   Net cash provided by operating activities before the change in current assets and liabilities in 1996 totaled $12,393,000 as compared to $26,717,000 in 1995. The 1995 results reflected the settlement of a lawsuit which netted the Company $17,158,000, after deducting for attorney fees and estimated taxes. In 1996, operating cash flow benefitted from higher oil and gas production and prices and lower per unit lifting costs.

   Crude oil production in 1996 rose 13% above the prior year to 1,357,000 barrels, a new Company record. Higher crude production in 1996 reflected the positive results from the Company's ongoing development drilling and steaming activities in the Midway Sunset field, California. In 1996, the Company drilled a total of twenty-one wells at its two core properties in this field. The increase in production from these two properties accounted for substantially all of the increase in company wide oil production. For 1997, the Company has a similar development drilling program budgeted, consisting of twenty-five well drilling program to commence in March 1997. The Company expects the development drilling program at the Midway Sunset field, combined with drilling planned at several of its other California and Texas properties, to raise its 1997 oil production above the 1996 levels.

   Natural gas production declined 9% in 1996 to 1,976,000 mcf as a result of lower production from the Company's gas wells in the Northern San Joaquin Valley and in East Texas. The decline rates of the Northern San Joaquin Valley wells have been much steeper than anticipated and prices have averaged well below $2.00 per mcf. Consequently, in 1996 the Company discontinued exploration activities in this area. As of March 1997, there remain four producing wells and one shut-in well. In 1997, the Company does not expect a significant contribution from these remaining wells. In East Texas, the Company's operation in the Oak Hill field is expected to account for approximately 32% of 1997 gas production. The Company considers the Oak Hill field a core operation and is seeking opportunities to expand on its holdings in this area. In the California Sacramento Valley, the Company expects its interest in the Rio Vista gas unit to account for approximately 24% of its 1997 gas production. For 1997, without consideration of possible producing property acquisitions, gas production is projected to equal or slightly exceed 1996 levels.

   The benchmark West Texas Intermediate ("WTI") crude price continued to strengthen throughout 1996, closing the year at a twelve month high. California crude performed equally as well, averaging $15.78 per barrel during the year, which was the highest average price since 1990. Equally as important was the fact that the "basis" differential between California heavy crude and WTI remained within a historically narrower dollar range. From the mid 1980's through 1994, this differential ranged between $7.00 to $9.00 per barrel. In 1995, and continuing through 1996, the differential narrowed significantly to a range of $3.00 to $6.50 per barrel. On the West Coast, demand for crude oil has been rising at the same time that production of crude

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  (continued)
-------------

in both California and Alaska has been declining. In addition, in November 1995, President Clinton signed legislation that repealed the ban on the export of Alaskan North Slope crude. Previously, most of this crude was shipped by tanker into the California crude markets, thereby suppressing prices. The repeal of the ban and the improved California crude oil market fundamentals appear to represent permanent changes that will have long-term positive effects on the Company's future operating results and cash flows.

   Since 1992, the Company has maintained a crude oil hedging arrangement with a refiner, whereby a price range based on California Midway Sunset field posted prices is established. The purpose of the hedge is to ensure the Company a minimum level of cash flow to fund its capital commitments. When the monthly weighted average Midway Sunset field posted price is above the top of this range, the Company pays the refiner the difference up to a maximum dollar amount per barrel. When the Midway Sunset field posted price is below the bottom of the range, then the refiner pays the Company the difference up to a maximum dollar amount per barrel. The current agreement, effective November 1996, covers approximately one-half of the Company's average daily oil production and runs through October 1997.

   In 1996, the Company's average natural gas price was $1.80 per mcf, up sharply from the 1995 average of $1.24 per mcf. Gas prices in 1996 began the year higher and remained relatively stable throughout the first nine months of the year. This period of relatively higher prices and price stability reflected the strengthened market fundamentals of colder national weather conditions and below average gas storage levels. These factors greatly contributed to the "spike" in gas prices at the end of 1996, which carried over through mid-February 1997. During this period, colder than normal weather conditions caused gas prices in most regions of the country to rise near or above $4.00 per mcf. However, since that time, gas prices have fallen precipitously to below $2.00 per mcf in most regions, as the national weather picture has turned to "warmer than normal" conditions in most areas of the country. This recent extreme gas price volatility confirms the fragile supply/demand equilibrium that now exists in the natural gas markets. Consequently, it appears that future gas prices will continue to be highly seasonal and especially volatile during the peak demand winter months.

   In January 1996, the Company elected to convert its $2,600,000 8% convertible note which was held by a large public company into 400,000 shares of McFarland Energy, Inc. common stock. The conversion of the note saved the Company $193,000 of interest expense in 1996.

   The Company presently maintains an unsecured $10,000,000 revolving line of credit facility which expires on June 1, 1997. The credit facility is to be used for producing property acquisitions. As of March 1997, there is no outstanding borrowing. The Company plans to renew the facility at its expiration. The Company believes that it has substantially greater borrowing capacity should the need arise in order to make one or more significant producing property acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  (continued)
-------------

CAPITAL RESOURCES
-----------------

   Net working capital at December 31, 1996 totaled $8,758,000, up 83% from the prior year. This sharp increase in year end net working capital reflected the Company's strong operating performance. In 1996, the Company achieved record cash flow from operations, record oil production and reduced per unit lifting costs.

   In 1996, oil and gas related capital expenditures totaled $7,551,000, consisting of development activities of $3,179,000, exploration activities of $2,538,000 and producing property acquisitions of $1,834,000.

   Development activities in 1996 consisted primarily of development drilling in the Midway Sunset field and capital expenditures for surface facility enhancements and maintenance projects. In 1996, the Company drilled twenty-one development wells at Midway Sunset at a cost of $1,855,000. For 1997, the Company has budgeted twenty-five wells at Midway Sunset and up to nine wells at other properties in California and Texas. The budgeted cost of all 1997 development related activities is approximately $5,700,000.

   The primary focus of the Company's exploration activities in 1996 was in the California San Joaquin Valley. In 1996, the Company participated in the drilling of five exploratory wells in the Northern San Joaquin Valley, one of which was successfully completed as a producer and four were dry holes. In addition, the Company drilled one exploratory dry hole in another area of the San Joaquin Valley. Due to the disappointing drilling results and operating performance of the producing wells in the Northern San Joaquin Valley, the Company has decided to discontinue its exploratory activities in this area. For 1997, the Company has budgeted approximately $2,200,000 for exploration activities primarily focused in California. However, the Company's budget also includes a limited number of higher risk, higher potential out-of-state exploratory ventures.

   In 1996, the Company was successful in consummating an acquisition of a non-operated working interest in the California Rio Vista gas unit for $1,612,000. This was the second such acquisition in California's most prolific dry gas producing unit. In late 1995, the Company made a similar acquisition of a non-operated working interest for $1,000,000. The Company now owns an 8% interest in the gas unit. While the Company does not budget amounts for future producing property acquisitions, it remains committed to its pursuit of acquiring high quality assets which meet its economic and operational criteria.

   For 1997, the Company's total capital budget is approximately $12,000,000, which will be funded with its existing cash balances and internally generated cash flow. Presently, the Company has a $10,000,000 unused line of credit facility and is highly confident that it could increase the amount significantly if it desired. In addition, the Company believes that it could obtain financing from other financial institutions or access the equity markets if funds were needed to consummate one or more significant producing property acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  (continued)
-------------

IMPACT OF INFLATION
-------------------

   The impact of inflation on the Company's capital costs and operations has not been significant in recent years due to the relatively low rates of inflation experienced in the United States.

NEW ACCOUNTING STANDARDS
------------------------

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company has elected to continue to follow the intrinsic value-based method of accounting prescribed by APB No. 25. See Note 8. of Notes to Consolidated Financial Statements for pro forma disclosures required by SFAS No. 123.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaces the standards for computing earnings per share previously established by APB No. 15, "Earnings per Share" by replacing the primary EPS with a presentation of "basic EPS" and requiring dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data, if necessary. The Company has not yet determined the impact on the financial statements.

RESULTS OF OPERATIONS 1996 VS. 1995
-----------------------------------

   Oil and gas revenues in 1996 increased 28% to $24,541,000 from $19,204,000 in 1995. This significant increase reflects higher crude oil production and higher crude oil and natural gas prices in 1996.

   Crude oil production in 1996 totaled 1,357,000 barrels, or a 13% increase above the prior year. Higher crude production was attributable to the Company's successful development activities in the Midway Sunset field and the Barham Ranch property which was acquired in late 1995. Natural gas production decreased 9% to 1,976,000 mcf in 1996. This decrease was primarily attributable to declining production from the Company's gas wells in the Northern San Joaquin Valley and Oak Hill field, which was partially offset by the net production from the Rio Vista gas unit. 1996 production from the Northern San Joaquin Valley and Oak Hill field operations declined 29% and 13%, respectively, from 1995. Production from the Rio Vista gas unit accounted for approximately 12% of the Company's total gas production in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  (continued)
-------------

   Crude oil prices in 1996, excluding the effects of the Company's hedge program, averaged $16.31 per barrel as compared to $13.96 per barrel received in 1995. In 1996, the hedge program reduced revenues by $1,381,000 or $1.03 per barrel. In 1995, the hedge program reduced revenues by $482,000, or $0.40 per barrel. Natural gas prices averaged $1.80 per mcf in 1996 as compared to $1.24 per mcf received in 1995.

   Oil and gas production costs rose 6% to $7,691,000 in 1996. However, on a barrel of oil equivalent ("BOE") basis, the average lifting cost in 1996 declined slightly to $4.56 per BOE from $4.63 per BOE in 1995.

   Exploration, dry holes and abandonment costs of $1,627,000 in 1996 reflected five exploratory dry holes drilled in the Northern San Joaquin and Sacramento Valleys, leasehold write-offs and property abandonment costs.

   General and administrative expense in 1996 increased 23% to $2,816,000, due primarily to higher overall general corporate expenses, increased consulting fees for engineering and technical services associated with the Company's ongoing producing property acquisition efforts and year end bonus accruals. Interest expense for 1996 declined to $193,000 as a result of the conversion of the convertible note in January 1996. See Note 6. of Notes to Consolidated Financial Statements.

   In 1996, the Company's effective tax rate was 21%. This compares with a net tax benefit in 1995, which reflected the realization of tax benefits attributable to operating loss and percentage depletion carryforwards.

   In the first quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets be reviewed for impairment on a property by property basis. See
Note 1. of Notes to Consolidated Financial Statements. As a result of this accounting pronouncement, in 1995 the Company recorded impairment losses on certain oil and gas properties and an investment in a natural gas marketing and gas gathering company totaling $7,917,000.

   The litigation settlement in 1995 reflected the net proceeds of $17,158,000 received from the settlement of the Company's lawsuit with Chevron U.S.A., Inc. in January 1995. See Note 3. of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS 1995 VS. 1994
-----------------------------------

   Oil and gas sales increased 25% in 1995 to $19,204,000. This increase was due to the combination of record setting crude oil and natural gas production and higher crude oil prices.

   Crude oil production rose 24% in 1995 to 1,206,000 barrels, as compared to 969,000 barrels

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations  (continued)
-------------

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

   Exploration, dry holes and abandonment costs of $1,595,000 in 1995 represent five dry holes drilled in the Northern San Joaquin and Sacramento Valleys, leasehold write-offs and property abandonment costs. Depletion and depreciation expense increased 11% in 1995 to $4,374,000, primarily as a result of the incremental depletion related to the Star Fee and Oak Hill properties.

   Litigation settlement reflects the net proceeds received from the settlement of the Company's lawsuit with Chevron U.S.A., Inc. in January 1995. See Note 3. of Notes to Consolidated Financial Statements.

   In the first quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets be reviewed for impairment on a property by property basis. As a result, the Company recorded an impairment loss of $4,765,000 on certain oil and gas properties and a write-down of $750,000 on its investment in a natural gas marketing and gas gathering company. In the fourth quarter of 1995, the Company recorded an additional impairment on certain gas properties totaling $1,520,000 and also wrote-off its investment in its natural gas storage project at Ten Section totaling $882,000. See Note 1. of Notes to Consolidated Financial Statements.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

[LETTERHEAD OF COOPERS & LYBRAND]



To the Board of Directors and Stockholders of McFarland Energy, Inc.



We have audited the consolidated financial statements of McFarland Energy, Inc. and Subsidiary listed in the index on page 53 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believer that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McFarland Energy, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for impairment of long-lived assets in 1995, and the amortization of oil and gas properties in 1994.

/s/ Coopers & Lybrand, L.L.P.

Coopers & Lybrand, L.L.P.
Newport Beach, California
March 7, 1997

                             McFarland Energy, Inc.
                          Consolidated Balance Sheets

                                                         December 31,
                                                         ------------
                                                     1996            1995
                                                 ------------    ------------
                          Assets
                          ------
Current Assets
  Cash and cash equivalents                      $  9,289,000    $  6,974,000
  Accounts receivable                               4,208,000       3,797,000
  Tax refund receivable                                   ---         229,000
  Crude oil inventory                                 316,000         259,000
  Materials and supplies inventory                    176,000         131,000
  Prepaid expenses and other current assets           669,000         610,000
  Deferred tax assets                                     ---       1,588,000
                                                 ------------    ------------
    Total current assets                           14,658,000      13,588,000
                                                 ============    ============
Property and Equipment
  Oil and gas properties                           85,505,000      85,688,000
  Other equipment                                   3,406,000       3,411,000
                                                 ------------    ------------
                                                   88,911,000      89,099,000
  Less accumulated depletion and depreciation     (53,274,000)    (55,266,000)
                                                 ------------    ------------
                                                   35,637,000      33,833,000
                                                 ------------    ------------
Other Assets                                          155,000         272,000
                                                 ------------    ------------
Deferred Tax Assets                                   409,000             ---
                                                 ------------    ------------
                                                 $ 50,859,000    $ 47,693,000
                                                 ============    ============
       Liabilities and Stockholders' Equity
       ------------------------------------
Current Liabilities
  Accounts payable                               $  2,497,000    $  2,170,000
  Royalties and revenue payable                     1,786,000       1,345,000
  Cost advances from joint venture partners           163,000           9,000
  Other taxes payable                                 504,000         283,000
  Other accrued liabilities                           950,000       4,988,000
                                                 ------------    ------------
    Total current liabilities                       5,900,000       8,795,000
                                                 ------------    ------------
Convertible Note                                          ---       2,600,000
                                                 ------------    ------------
Production Payment Notes                            2,558,000       3,139,000
                                                 ------------    ------------
Deferred Income Taxes                                     ---         764,000
                                                 ------------    ------------
Stockholders' Equity
 Common Stock, $1.00 par value
  Authorized  10,000,000 shares, Issued and
  Outstanding 5,679,484 and 5,239,234
  in 1996 and 1995                                  5,679,000       5,239,000
 Additional paid-in capital                        21,372,000      18,932,000
 Retained Earnings                                 15,350,000       8,224,000
                                                 ------------    ------------
                                                   42,401,000      32,395,000
                                                 ------------    ------------
                                                 $ 50,859,000    $ 47,693,000
                                                 ============    ============



   The accompanying notes are an integral part of the financial statements.

                             McFarland Energy, Inc.
                     Consolidated Statements of Operations





                                                         Year Ended December 31,
                                                -----------------------------------------
                                                    1996           1995           1994
                                                -----------   ------------    -----------
Revenues:
   Oil and gas sales                            $24,541,000   $ 19,204,000    $15,310,000
   Interest and other                               495,000        551,000        171,000
   Gain on sale of assets                           685,000        128,000        789,000
                                                -----------   ------------    -----------
                                                 25,721,000     19,883,000     16,270,000
                                                -----------   ------------    -----------
Costs and expenses:
   Crude oil and gas production                   7,691,000      7,274,000      6,482,000
   Exploration, dry holes and abandonments        1,627,000      1,595,000        705,000
   Depletion and depreciation                     4,242,000      4,374,000      3,927,000
   General and administrative                     2,816,000      2,294,000      2,314,000
   Litigation settlement                                ---    (17,158,000)           ---
   Property impairments                                 ---      7,917,000            ---
   Interest                                         193,000        548,000        840,000
   Other                                            103,000        440,000        492,000
                                                -----------   ------------    -----------
                                                 16,672,000      7,284,000     14,760,000
                                                -----------   ------------    -----------

Income before income taxes                        9,049,000     12,599,000      1,510,000
                                                -----------   ------------    -----------

Income taxes (benefit):
   Current                                        1,508,000         27,000          2,000
   Deferred                                         415,000     (1,069,000)           ---
                                                -----------   ------------    -----------
                                                  1,923,000     (1,042,000)         2,000
                                                -----------   ------------    -----------

Net income                                      $ 7,126,000   $ 13,641,000    $ 1,508,000
                                                ===========   ============    ===========

Net income per common share:
   Primary                                            $1.26          $2.61          $0.29
                                                       ====           ====           ====

   Fully diluted                                      $1.26          $2.41          $0.29
                                                       ====           ====           ====


   The accompanying notes are an integral part of the financial statements.

                            McFarland Energy, Inc.
          Consolidated Statements of Changes in Stockholders' Equity


                                                               Additional      Retained         Total
                                           Common Stock          Paid-in      Earnings/     Stockholders'
                                       Shares       Amount       Capital      (Deficit)        Equity
                                      ---------   ----------   -----------   ------------   -------------
Balances, January 1, 1994             5,199,359   $5,199,000   $18,796,000   $(6,925,000)     $17,070,000
Exercise of stock options                12,875       13,000        40,000           ---           53,000
Net income for year                         ---          ---           ---     1,508,000        1,508,000
                                      ---------   ----------   -----------   -----------    -------------
Balances, December 31, 1994           5,212,234    5,212,000    18,836,000    (5,417,000)      18,631,000
Exercise of stock options                27,000       27,000        96,000           ---          123,000
Net income for year                         ---          ---           ---    13,641,000       13,641,000
                                      ---------   ----------   -----------   -----------    -------------
Balances, December 31, 1995           5,239,234    5,239,000    18,932,000     8,224,000       32,395,000
Conversion of convertible note          400,000      400,000     2,200,000           ---        2,600,000

Exercise of stock options,
  including related tax benefits         40,250       40,000       240,000           ---          280,000
Net income for year                         ---          ---           ---     7,126,000        7,126,000
                                      ---------   ----------   -----------   -----------    -------------
Balances, December 31, 1996           5,679,484   $5,679,000   $21,372,000   $15,350,000      $42,401,000
                                      =========   ==========   ===========   ===========    =============


   The accompanying notes are an integral part of the financial statements.

                            McFarland Energy, Inc.
                     Consolidated Statements of Cash Flows


                                                       Year Ended December 31,
                                               --------------------------------------------
                                                   1996            1995            1994
                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                    $  7,126,000    $ 13,641,000    $  1,508,000
 Adjustments to reconcile
  net income to net cash provided by
  operating activities:
   Depletion and depreciation                     4,242,000       4,374,000       3,927,000
   Dry holes, abandonments and impairments        1,295,000       9,471,000         571,000
   Deferred income taxes                            415,000      (1,069,000)            ---
   Gain from sale of assets                        (685,000)       (128,000)       (789,000)
   Other                                                ---         428,000             ---
   Change in assets and liabilities:
     Decrease (increase) in:
        Receivables                                (411,000)      1,872,000      (2,387,000)
        Tax refund receivable                       229,000        (200,000)            ---
        Inventory                                  (102,000)          3,000         (69,000)
        Prepaids and other current assets           (59,000)         27,000         (58,000)
     Increase (decrease) in:
        Accounts payable                            327,000        (438,000)        684,000
        Royalties and revenue payable               441,000        (312,000)        664,000
        Cost advances from joint venture
         partners                                   154,000        (264,000)        273,000
        Taxes payable                               221,000           9,000          78,000
        Other accrued expenses                      341,000         (56,000)        391,000
                                               ------------    ------------    ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES       13,534,000      27,358,000       4,793,000
                                               ------------    ------------    ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Purchase of property and equipment
  (including dry holes)                          (7,551,000)    (13,207,000)   (22,435,000)
 Amounts included in accrued liabilities         (4,379,000)      4,379,000            ---
 Proceeds from sales of property and equipment      895,000         145,000         10,000
 Other                                              117,000          55,000          5,000
                                               ------------   ------------    ------------
 NET CASH USED IN INVESTING ACTIVITIES          (10,918,000)     (8,628,000)   (22,420,000)
                                               ------------   ------------    ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Exercise of stock options                          280,000         123,000         53,000
 Payments on debt                                  (581,000)    (13,743,000)      (143,000)
 Issuance of production payment notes                   ---             ---      3,624,000
 Proceeds from long-term borrowing                      ---             ---     13,400,000
                                               ------------   ------------    ------------
 NET CASH (USED IN) FROM FINANCING ACTIVITIES      (301,000)    (13,620,000)    16,934,000
                                               ------------   ------------    ------------
NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                2,315,000       5,110,000       (693,000)

Cash and cash equivalents, beginning of the year  6,974,000       1,864,000      2,557,000
                                               ------------   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF THE YEAR     $  9,289,000    $  6,974,000   $  1,864,000
                                               ============    ============   ============

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

Cash and Cash Equivalents
-------------------------

  The Company temporarily invests surplus cash in top rated commercial paper and money market asset funds. These investments are carried at cost, which, because of the proximity of maturity, approximates market value. The average pretax yield at December 31, 1996 and 1995 was 5.3% and 5.6%, respectively. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The total of short term investments included as cash equivalents at December 31, 1996 and 1995 was $8,475,000 and $6,200,000, respectively. Also included as cash equivalent at December 31, 1996 and 1995 was cash held in an interest bearing escrow account of $328,000 and $280,000, respectively. See Crude Oil Hedge Program.

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

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


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

Crude Oil Hedge Program
-----------------------

  Since 1992, the Company has maintained a crude oil hedging arrangement with a refiner, whereby a price range based on California Midway Sunset field posted prices is established. The purpose of the hedge is to ensure the Company a minimum level of cash flow to fund its capital commitments. When the monthly weighted average Midway Sunset field posted price is above the top of this range, then the Company pays the refiner the difference up to a maximum dollar amount per barrel. When the Midway Sunset field posted price is below the bottom of the range, then the refiner pays the Company the difference up to a maximum dollar amount per barrel. The current agreement, effective November 1, 1996, covers approximately one-half of the Company's average daily oil production and runs through October 1997.

  Any gain or loss resulting from the hedging arrangement is recognized each month and included in the results of operations. In 1996 and 1995, the hedge program decreased revenues by $1,381,000 and $482,000, respectively. In 1994, the hedge program increased revenues by $446,000. The Hedge Agreement requires that the Company and the refiner maintain certain minimum levels of security.
At December 31, 1996 and 1995, the Company had on deposit in an interest bearing escrow account $328,000 and $280,000, respectively, to meet such requirements.

  The hedging arrangement exposes the Company to minimal counterparty credit risk, since to the extent that the refiner is unable to meet a monthly settlement obligation, the Company can call upon the security posted by the refiner.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


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

Net Income per Common Share
---------------------------

  The computation of primary earnings per share is based on the weighted average number of outstanding shares during each period. Shares of common stock issuable under stock options were excluded from the computation because they did not have a material effect on primary earnings per share. The weighted average number of outstanding shares used for primary and fully diluted earnings per share for 1996 was 5,654,474. For 1995, the computation of fully diluted earnings per share includes the conversion of the 8% convertible note and the assumed exercise of the dilutive stock options. Net income used in the computation of fully diluted earnings per share was adjusted for the interest expense applicable to the convertible note. The assumed conversion of the production payment notes was not included in the computation of fully diluted earnings per share since the effect would be anti-dilutive. The weighted average number of outstanding shares used in the calculations for primary and fully diluted per share amounts for 1995 was 5,229,338 and 5,755,730, respectively. The weighted average number of outstanding shares for 1994 was 5,202,630.

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

  Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The new statement requires the impairment review be performed on the lowest level of asset grouping for

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


which there are identifiable cash flows. In the case of the Company, this results in a property by property impairment review. The Company adopted SFAS No. 121 in the first quarter of 1995 and primarily as a result of significantly lower natural gas prices, recorded an impairment loss on certain oil and gas properties totaling $4,765,000. In addition, the Company wrote-off its investment in a natural gas marketing and gas gathering company in the amount of $750,000.

  In the fourth quarter of 1995, the Company recorded an additional impairment on certain gas properties totaling $1,520,000. In addition, the Company wrote-off its previously deferred development costs totaling $882,000 related to its Ten Section gas storage project. The Company determined that this asset had been impaired based on the market uncertainties negatively impacting the project.

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

2.  PROPERTY ACQUISITIONS

  Rio Vista Property Acquisition - During 1996, the Company closed two
  ------------------------------
acquisitions for a combined 8% non-operated working interest in California's most prolific dry gas producing unit in Sacramento Valley. Total consideration for the interests acquired was $2,612,000 cash and was funded from the Company's existing cash balances. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired on the basis of their fair values.

  Barham Ranch Property Acquisition - On December 7, 1995, the Company announced
  ---------------------------------
it had reached a definitive agreement to acquire the operated and non-operated working interests in nineteen producing oil wells in Santa Barbara County, California for $3,400,000 cash. The transaction closed on January 31, 1996 and was funded from the Company's existing cash balances. The transaction was accounted for as a purchase as of December 31, 1995, and accordingly, the purchase price was allocated to the assets acquired on the basis of their fair values.

  Star Fee Property Acquisition - On April 22, 1994, the Company announced the
  -----------------------------
closing of its acquisition of a significant oil producing property located in the Midway Sunset field, Kern County, California. The property, known as the Star Fee, is located one-eighth mile west of the Company's other principal Midway Sunset field property and possesses several similar reservoir characteristics. Final consideration consisted of approximately $7,300,000 cash, issuance of $3,624,000 seven-year convertible production payment notes and retention of a sliding scale royalty by the seller in exchange for 100% working interest. The Company borrowed $6,000,000 under the term loan

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


facility provided by its credit agreement. See Note 4. of Notes to Consolidated Financial Statements. The Company's financial statements include the results of the Star Fee property from the closing date. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired on the basis of their fair values.

  Oak Hill Field Property Acquisition - On September 26, 1994, the Company
  -----------------------------------
closed the acquisition of working interests in fifteen operated and thirty-three non-operated natural gas producing properties located in the Oak Hill field, Rusk County, Texas. Total consideration was $6,280,000 cash, of which the Company borrowed $6,000,000 under its amended revolving line of credit facility. Most of the reserves and value are concentrated in the operated properties in which the working interests acquired range from 65% to 96%. The transaction was accounted for as a purchase and reflected as of June 1, 1994, the effective date. In accordance with the purchase method of accounting, the purchase price was allocated to the assets acquired on the basis of their fair values.

  The following table presents unaudited proforma operating results as if the acquisition of the Star Fee and Oak Hill field properties had occurred on January 1, 1994 and 1993:

                                            Year Ended December 31,
                                          ---------------------------
                                             1994           1993
                                             ----           ----
         Revenues                         $17,268,000   $ 16,409,000
         Net Income (Loss)                $ 1,354,000    ($1,171,000)
         Net Income (Loss) Per Share            $0.26         ($0.23)

  The proforma results are based upon certain assumptions and estimates which the Company believes are reasonable. The proforma results do not purport to be indicative of results that actually would have been obtained had the acquisitions occurred on January 1 of the periods presented, nor are they intended to be a projection of future results.

3.  LITIGATION SETTLEMENT

  On January 16, 1995, the Company announced it had settled with Chevron the lawsuit of McFarland Energy, Inc. v. Chevron U.S.A., Inc. (Case No. BC023747)
           ----------------------------------------------
for the sum of $25,673,000. In September 1994, a Los Angeles Superior Court jury trial awarded the Company compensatory and punitive damages totaling $47,300,000. On January 13, 1995, the Company and Chevron entered into a final settlement agreement and funds in the amount of $25,673,000 were wired to the Company on January 17, 1995. Of the total settlement amount, $8,292,000 was paid to the Company's outside attorneys and the Company incurred various other costs totaling $223,000. The net settlement amount of $17,158,000 was recognized as a gain in the first quarter of 1995.

4.  CREDIT AGREEMENT

  On April 20, 1994, the Company entered into a credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility. On September 20, 1994, the Company amended the Credit Agreement in order to finance its acquisition of the Oak Hill field, Rusk County, Texas properties. The amendment increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. At the option of the Company,

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank; the fixed rate, the rate agreed upon between the Company and the bank; or LIBOR plus 1.5%. In January 1995, the Company repaid all of the outstanding borrowing on the revolving line of credit. At December 31, 1996, there was no outstanding borrowing under this facility. The Company paid no interest on this facility in 1996.

  The term loan credit facility consisted of a $6,000,000 seven-year term loan repayable over twenty-four successive quarterly equal installments commencing on June 1, 1995. The interest rate on borrowed funds was either the bank's reference rate plus .5%, a negotiated fixed rate or LIBOR plus 2%. In conjunction with the acquisition of the Star Fee property, the Company borrowed $6,000,000 under the term loan facility. The term loan was collateralized by two of the Company's principal crude oil producing properties. In March 1995, the Company repaid all the outstanding borrowing under the term loan facility. In 1996, the Company did not pay any interest on the term loan facility.

  The Credit Agreement contains certain covenants which require maintenance of minimum levels of net worth and working capital, maintenance of minimum or maximum financial ratios, and certain limitations on the incurrence of liens or encumbrances on the Company's assets. The Company is required to pay a quarterly commitment fee of .25% per annum on the unused portion of the revolving credit facility. There are no compensating balance requirements. The Credit Agreement expires on June 1, 1997.


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

  The Notes are due February 1, 2001. The Company has the option to make the final payment of the outstanding balance in either cash, Company common stock, or a combination of both. The market value per share of common stock delivered will be based on the average quoted closing price on the National Association of Securities Dealers Stock Market System for the twenty trading days prior to January 20, 2001. The Notes are collateralized by one of the Company's principal crude oil properties. In 1996, the Company made interest payments totaling $144,000 on the production payment notes.

6.  CONVERTIBLE NOTES

  On January 4, 1993, the Company refinanced its previously issued convertible notes with the issuance of a single $2,600,000 convertible note to its largest institutional shareholder. The note bore interest at 8% per annum and was due January 4, 2003. The terms of the note called for quarterly interest payments through January 4, 2003, or up to the date of conversion. The Company

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


had the option to convert the note to its common stock at any time after January 4, 1996 provided that the Company's common stock had been quoted by the National Association of Securities Dealers at a weighted average price of $6.50 per share, or higher, for at least nineteen out of twenty consecutive business days. This note was also convertible at the option of the note holder at any time after January 4, 1994 at the rate of one share of the Company's common stock for each $6.50 principal amount. In 1995, the Company made interest payments totaling $208,000. On January 29, 1996, the Company converted the note into 400,000 shares of the Company's common stock. Following the conversion, the Company had a total of 5,639,234 common shares outstanding. The note was subordinate to any senior indebtedness incurred by the Company and restricted the payment of dividends on common stock if there existed any unpaid accrued interest.

7.  EMPLOYEES SAVINGS AND STOCK OWNERSHIP PLAN

  The Company maintains a defined contribution and contributory savings plan covering all full-time employees who have been employed at least six months.
The plan qualifies under Section 401(k) of the Internal Revenue Code. The Company contributes to the plan an amount equal to 1% of each eligible employee's annual earnings. In addition, the Company matches employee voluntary contributions up to 6% of annual compensation. Effective January 1, 1997, the Company increased it's matching contributions to 8% of annual compensation. Employees vest in the Company's contribution at the rate of 10% each year for the first four years of credited service and 20% each year for the next three years.

  For the three years ended December 31, 1996, 1995, and 1994, contributions of $187,000, $172,000, and $171,000, respectively, were made by the Company to the plan.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


8.  STOCK OPTION PLANS

  Employee Plan
  -------------

  On March, 6, 1986, the Company's Board of Directors unanimously approved the 1986 Stock Option Plan ("1986 Plan"), under which 225,000 shares of the Company's common stock were reserved for issuance to officers and key employees. The 1986 Plan was adopted by the shareholders at the May 29, 1986 Annual Meeting of Shareholders. Options vest 25% annually and are exercisable beginning one year after the date granted.

  At the May 24, 1989 Annual Meeting of Shareholders, the shareholders approved the 1989 Stock Option Plan ("1989 Plan") which is identical in all material respects to the 1986 Plan. Under the 1989 Plan, 250,000 shares of the Company's common stock were reserved for issuance to officers and key employees.

  At the May 30, 1996 Annual Meeting of Shareholders, the shareholders approved the 1996 Incentive Stock Plan ("1996 Plan") which is identical in all material respects to the 1986 and 1989 Plans. Under the 1996 Plan, 260,000 shares of the Company's common stock are reserved for issuance to officers and key employees.

  A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                1996                     1995
                                      -----------------------   -----------------------
                                                   Wtd. Avg.                 Wtd. Avg.
                                       Options    Exer. Price    Options    Exer. Price
                                      ---------   -----------   ---------   -----------
Outstanding-beginning of year          317,063          $4.89    295,875          $4.59
Granted                                 86,000          $7.50     69,000          $6.25
Exercised                              (40,250)         $4.51    (25,000)         $4.55
Forfeited                               (2,562)         $5.70    (22,812)         $5.53
                                      --------                  --------
Outstanding-end of year                360,251          $5.58    317,063          $4.89
                                      ========                  ========
Exercisable-end of year                219,781                   199,892
                                      ========                  ========
Weighted average fair value of
 options granted during the year         $3.33                     $2.73
                                      ========                  ========


   Exercise prices for options outstanding as of December 31, 1996 ranged from $4.13 to $10.00 per share. The weighted average contractual life of these options is 6.9 years.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


8. STOCK OPTION PLANS (continued)

   Director Plan
   -------------

   At the June 7, 1994 Annual Meeting of Shareholders, the shareholders approved the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, 50,000 shares of the Company's common stock are reserved for issuance to the outside directors of the Company. Each outside director receives an initial option to purchase 2,000 shares of common stock. Annually, thereafter, options to purchase 1,000 shares of common stock will be granted to each outside director. Effective January 1, 1997, the Director Plan was amended to increase the annual grant to outside directors to 2,000 shares of common stock. The option exercise price is equal to the fair market value of the Company's common stock on the date of grant and the options are exercisable immediately.

   A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                              1996                     1995
                                      ---------------------   ----------------------
                                                 Wtd. Avg.                Wtd. Avg.
                                      Options   Exer. Price   Options    Exer. Price
                                      -------   -----------   --------   -----------
Outstanding-beginning of year          18,000         $5.86    14,000          $5.21
Granted                                 7,000         $9.88     6,000          $7.00
Exercised                                 ---           ---    (2,000)         $4.75
Outstanding-end of year                25,000         $6.99    18,000          $5.86
                                      =======                 =======
Exercisable-end of year                25,000                  18,000
                                      =======                 =======
Weighted average fair value of
 options granted during the year      $  3.33                 $  2.73
                                      =======                 =======


   Exercise prices for options outstanding as of December 31, 1996 ranged from $4.75 to $9.88 per share. The weighted average contractual life of these options is 8.3 years.

   The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


8. STOCK OPTION PLANS (continued)

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.5% and 5.4%; volatility factors of the expected market price of the Company's common stock of .39 and .41; and a weighted-average expected life of the option of 5 years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           1996         1995
                                        ----------   -----------

     Pro forma net income               $7,034,000   $13,600,000
                                        ==========   ===========

     Pro forma earnings per share:

       Primary                          $     1.24   $      2.60
                                        ==========   ===========

       Fully diluted                    $     1.24   $      2.41
                                        ==========   ===========


                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


9.  INCOME TAXES

  Income tax expense provided in the Company's financial statements differs substantially from the actual income tax liability to federal and state governments. The following reconciliations are provided to enhance the reader's understanding of this relationship.

Reconciliation of income tax expense (benefit) with tax at statutory rate:

                                                              Year Ended December 31,
                                                     ---------------------------------------
                                                         1996          1995           1994
                                                     -----------    -----------    ---------
Computed tax at 34%                                  $ 3,077,000    $ 4,284,000    $ 513,000

State income taxes, net of federal tax benefit           555,000        773,000       93,000

Utilization of net operating loss carryforwards       (1,347,000)    (1,607,000)         ---

Utilization of percentage depletion                   (1,177,000)           ---          ---

Asset acquisition and sale differences                   736,000            ---          ---

Other, net                                                79,000          9,000      204,000

Change in valuation allowance                                ---     (4,501,000)    (808,000)
                                                     -----------    -----------    ---------
                                                      $1,923,000    $(1,042,000)      $2,000
                                                      ==========    ===========    =========

Income taxes have the following components:

Current tax expense:
  Federal                                             $1,138,000    $       ---    $     ---
  State                                                  370,000         27,000        2,000
                                                     -----------    -----------    ---------
                                                       1,508,000         27,000        2,000
                                                     -----------    -----------    ---------
Deferred tax expense (benefit):
  Federal                                                261,000     (1,069,000)         ---
  State                                                  154,000            ---          ---
                                                     -----------    -----------    ---------
                                                         415,000     (1,069,000)         ---
                                                     -----------    -----------    ---------

                                                      $1,923,000    $(1,042,000)      $2,000
                                                      ==========    ===========    =========

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


9.      INCOME TAXES (continued)

   The deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

Deferred tax assets (liabilities):

                                             Year Ended December 31,
                                           --------------------------
                                               1996           1995
                                           -----------    -----------
Net operating loss carryforwards           $       ---    $ 1,588,000
Statutory depletion carryforwards            1,449,000      2,414,000
Tax credit carryforwards                     1,757,000        327,000
State taxes, net                                   ---         33,000
Property and equipment                             ---        253,000
Other, net                                     569,000        821,000
Valuation allowance                           (780,000)      (780,000)
                                           -----------    -----------

Total deferred tax assets                    2,995,000      4,656,000
                                           -----------    -----------

State taxes, net                              (121,000)           ---
Property and equipment                      (1,115,000)           ---
Other, net                                  (1,350,000)    (3,832,000)
                                           -----------    -----------

Total deferred tax liabilities              (2,586,000)    (3,832,000)
                                           -----------    -----------

Net deferred tax assets (liabilities)      $   409,000    $   824,000
                                           ===========    ===========

  The Company establishes valuation allowances for deferred tax assets where it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  The Company has approximately $4,300,000 in federal statutory depletion carryforwards which may be used to offset future taxable income. These carryforwards do not expire. The Company also has approximately $1,757,000 of various tax credit carryforwards available which can be used to offset future regular income taxes in excess of future alternative minimum taxes. If not fully utilized, certain enhanced oil recovery tax credits of $1,098,000 will begin to expire in 2009. Federal alternative minimum tax credits of $659,000 may be carried forward indefinitely. Federal and state income taxes paid were $1,230,000, $12,000, and $2,000 in 1996, 1995, and 1994, respectively.

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

   The Company is subject to other possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydrocarbons or other substances at various sites, to remediate or restore these sites, and to compensate others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations. The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.

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

   The Company markets its crude oil under long-term contracts to a number of refiners and marketing agencies, including several major oil companies, and its natural gas to utilities and pipeline companies. In 1996, two purchasers accounted for more than 10% of the Company's total oil and gas sales. Their purchases in 1996 accounted for 34% and 24%, respectively.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


11.  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED)

   As of December 31, 1996, 1995 and 1994, the detail of capitalized costs attributable to the Company's oil and gas properties were as follows:

                                   1996          1995          1994
                                -----------   -----------   -----------

     Proved properties          $83,851,000   $85,019,000   $78,942,000

     Unproved properties          1,654,000       669,000     2,574,000
                                -----------   -----------   -----------

                                $85,505,000   $85,688,000   $81,516,000
                                ===========   ===========   ===========

     Accumulated depletion      $50,488,000   $52,351,000   $48,279,000
                                ===========   ===========   ===========


  During the years ended December 31, 1996, 1995 and 1994, the following amounts were expended in the activities described:

                                              1996         1995          1994
                                           ----------   -----------   -----------

     Acquisition of proved properties      $1,834,000   $ 5,403,000   $17,562,000

     Exploration                            2,538,000     1,528,000     1,114,000

     Development                            3,179,000     6,276,000     3,838,000
                                           ----------   -----------   -----------

                       Total               $7,551,000   $13,207,000   $22,514,000
                                           ==========   ===========   ===========

   The Company operates in only one line of business, oil and gas exploration and production, and conducts those operations solely in one major geographic area, the Continental United States. Accordingly, the consolidated statements of operations shown in these financial statements reflect the results of operations from oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


11. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) (continued)

   During 1996, 1995 and 1994, the following changes occurred in the Company's estimated proved oil and gas reserves:


                                                 (In thousand of bbls and mcf)
                                                Oil                          Gas
                                     --------------------------   ---------------------------

                                      1996      1995      1994     1996      1995      1994
                                     -------   -------   ------   -------   -------   -------
Beginning of the year                 9,514     8,299    5,132    12,104    14,723     7,991
Revision of previous estimates:
    Price changes                       447        54      673     1,735       ---       (30)
    Quantity estimates                5,225     1,740     (166)    3,075    (1,751)   (2,715)
Purchases of minerals in place          ---       696    3,913     4,547     1,266     9,540
Extensions, discoveries and
    other additions                     ---       ---      ---       310        47     1,550
Production                           (1,357)   (1,206)    (969)   (1,976)   (2,181)   (1,456)
Sales of minerals in place             (117)      (69)    (284)      ---       ---      (157)
                                    -------   -------   ------   -------   -------   -------
End of the year                      13,712     9,514    8,299    19,795    12,104    14,723
                                    =======   =======   ======   =======   =======   =======
Proved developed reserves            12,929     8,534    8,299    19,588    12,104     9,374
                                    =======   =======   ======   =======   =======   =======


The revision of previous estimates of proved reserves is primarily influenced by two factors: the estimate of remaining hydrocarbons in the reservoir and the economics of extraction and sale. When sales prices fluctuate dramatically, the estimate of economically recoverable reserves is significantly impacted. At the end of 1994, California crude prices were more than $4.00 per barrel higher than at the end of 1993. These higher prices increased the Company's economically recoverable reserves in 1994 at several oil producing properties. In 1995, better than projected operating results at the Company's two core Midway Sunset field properties accounted for most of the upward quantity estimate revisions. 1994 and 1995 gas reserves were revised downward principally due to disappointing production results at some of the Company's gas wells in the Northern San Joaquin Valley. Product prices were sharply higher at the end of 1996, resulting in upward revisions to oil and gas reserves. In addition, as a result of a comprehensive study performed by the Company's independent reservoir engineers, the Company's Midway Sunset field oil reserves were revised upward in 1996 by 4.8 million barrels.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


11. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) (continued)

   At December 31, 1996, 1995 and 1994, the Company's Standardized Measure of Discounted Future Net Cash Flows were as follows:


                                                  1996            1995            1994
                                             --------------   -------------   -------------
Future gross revenue                         $ 301,000,000    $153,000,000    $129,000,000
Future production and development costs       (115,000,000)    (68,000,000)    (64,000,000)
                                             -------------    ------------    ------------
Future net revenue                             186,000,000      85,000,000      65,000,000
10% annual discount for estimated
 timing of net revenue                         (71,000,000)    (25,000,000)    (21,000,000)
                                             -------------    ------------    ------------
Discounted future net revenue                  115,000,000      60,000,000      44,000,000
Discounted future income tax expense           (25,000,000)     (4,000,000)            ---
                                             -------------    ------------    ------------
Standardized measure of discounted
 future net cash flows                       $  90,000,000    $ 56,000,000    $ 44,000,000
                                             =============    ============    ============


   The process of estimating oil and gas quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimates at best. Proved reserve quantities are merely estimates of future production from known reservoirs based on year end economic factors, which may differ materially from actual recovery as production occurs and market prices and production costs change. The Company's Hedge Program is not considered in the evaluation of the year end reserves.

                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


11. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) (continued)

   THE FOREGOING RESERVE ESTIMATES AND RESULTING FUTURE NET CASH FLOWS WERE DEVELOPED IN ACCORDANCE WITH SEC PROCEDURES, USING SELLING PRICES IN EFFECT AT THE END OF THE YEARS INDICATED. AS ILLUSTRATED ABOVE, BOTH THE QUANTITY ESTIMATES AND "CASH FLOWS" OF RESERVES ARE SENSITIVE TO SALES PRICES IN EFFECT AT THE YEAR END QUANTIFICATION DATE. DURING PERIODS OF RAPIDLY CHANGING PRICES, RESERVE INFORMATION MUST BE EXAMINED WITH THIS UNDERSTANDING.

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

The dollar valuation of proved reserves is developed as follows:

     (1) Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced, based on year end economic conditions.

     (2) The estimated future production of proved reserves is priced on the basis of year end prices.

     (3) The estimated future expense of developing and producing the reserve quantities and of abandonment and site restoration are costed at year end costs.

     (4) The resulting future net revenue streams are reduced to present value amount by applying a 10 percent discount factor.

     (5) The Discounted Future Net Revenue amount is further reduced by the estimated amount of discounted future income tax expense attributable to the future income based on year end tax rates. Anticipated future permanent differences, such as allowable statutory percentage depletion in excess of basis, are taken into account. The effects of any future timing differences, such as intangible drilling costs, are not recognized.

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


    The following are the principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 1996, 1995, and 1994:

                                                   1996            1995            1994
                                               -------------   -------------   ------------
Beginning of year estimate                     $ 56,000,000    $ 44,000,000    $21,000,000
Net change in prices and production costs        24,000,000       7,000,000     10,000,000
Revision to previous quantity estimates          34,000,000      10,000,000     (3,000,000)
Purchase of minerals in place                     8,000,000       6,000,000     22,000,000
Extensions and discoveries                        1,000,000             ---      2,000,000
Net oil and gas sales                           (18,000,000)    (11,000,000)    (9,000,000)
Sales of minerals in place                              ---             ---     (1,000,000)
Accretion of discount                             6,000,000       4,000,000      2,000,000
Net change in income taxes                      (21,000,000)     (4,000,000)           ---
                                               ------------    ------------    -----------
End of year estimate                           $ 90,000,000    $ 56,000,000    $44,000,000
                                               ============    ============    ===========


                            McFarland Energy, Inc.
                  Notes to Consolidated Financial Statements


11. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) (continued)

Analysis of Changes:
-------------------

YEAR ENDED DECEMBER 31, 1996:
   Net change in prices and production costs represents the present value of changes in prices and production costs multiplied by proved reserves as of the beginning of the year.

   The revision to previous quantity estimates reflects upward estimate revisions at the Company's two core Midway Sunset field properties.

   Purchase of minerals in place consisted of the acquisition of a working interest in a gas producing property in Sacramento Valley, California.

   Extensions and discoveries resulted from a successful exploratory gas well drilled in the Northern San Joaquin Valley.

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

12.  UNAUDITED QUARTERLY OPERATING RESULTS

   The following is a tabulation of unaudited quarterly operating results for 1996, 1995 and 1994.


                              (In thousands except per share data)

                         FIRST     SECOND     THIRD     FOURTH
                        QUARTER    QUARTER   QUARTER   QUARTER     TOTAL
                       ---------   -------   -------   --------   -------
1996
----
Total Revenues          $ 5,822     $6,719    $6,385   $6,795     $25,721
Net Income              $ 1,180     $1,953    $1,486   $2,507/1/  $ 7,126
Per Share               $  0.21     $ 0.35    $ 0.26   $ 0.44     $  1.26

1995
----
Total Revenues          $ 4,520     $5,171    $5,109   $5,083     $19,883
Net Income              $10,074/2/  $  840    $1,326   $1,401/3/  $13,641
Per Share               $  1.93     $ 0.16    $ 0.25   $ 0.27     $  2.61

1994
----
Total Revenues          $ 2,955     $3,391    $4,406   $5,518     $16,270
Net (Loss) Income         ($349)    $  236    $  658   $  963/4/  $ 1,508
Per Share                ($0.07)    $ 0.05    $ 0.13   $ 0.18     $  0.29



     /1/The fourth quarter of 1996 includes year end tax adjustments and the recognition of deferred tax assets totaling $418,000.

     /2/The first quarter of 1995 reflects the net gain from a lawsuit settlement of $17,158,000 and the $5,515,000 impairment on certain oil and gas properties and a write-off of an investment in a natural gas marketing company.

     /3/The fourth quarter of 1995 includes the year end income tax adjustments and the recognition of deferred tax assets totaling $3,050,000, which were partially offset by an additional impairment of $2,402,000 on certain gas properties and the write-off of development costs relating to a gas storage project.

     /4/The fourth quarter of 1994 reflects the gain on the sale of an oil and gas property and other nonrecurring items, the net of which increased operating income by approximately $437,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
        ----------------------------------------------------------------
Financial Disclosure
--------------------
     None

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Item 11.  Executive Compensation
--------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information required by Items 10, 11, and 12 are contained under the headings "Election of Directors", "Executive Compensation", and "Voting Securities" in the Company's Proxy Statement for its Annual Meeting of Shareholders proposed to be held on May 28, 1997, which Proxy Statement shall be filed within 120 days of the end of the calendar year 1996, and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
      None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

                                                                                                                          Page
                                                                                                                          ----
 (a) 1.  Financial Statements
     The following financial statements of McFarland Energy, Inc. are included in Part II, Item 8:

     Report of independent accountants: Coopers & Lybrand L.L.P.                                                           24
     Consolidated Balance Sheets as of December 31, 1996 and 1995                                                          25
     Consolidated Statements of Operations for the years ended
        December 31, 1996, 1995, and 1994                                                                                  26
     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1996, 1995, and 1994                                                              27
     Consolidated Statements of Cash Flows for the
        years ended December 31, 1996, 1995, and 1994                                                                      28
     Notes to Consolidated Financial Statements                                                                            29

    2.  Financial Statement Schedules
            Schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

  (b) Reports on Form 8-K:
         None

  (c) Exhibits


Exhibit
Number   Description of Exhibit
-------  ----------------------
   2     Agreement for Plan of Reorganization and Business                                                                 (a)
         Combination

   3     Articles of incorporation and bylaws                                                                              (b)

   4     Instruments defining the rights of security                                                                       (c)
         holders, including indentures

   9     Voting trust agreement                                                                                      not applicable

   10a   Crude Oil Purchase Contract No. 972 between Standard Oil Company of California and
         McFarland Energy, Inc. dated March 11, 1975                                                                       (d)

   10b   Gas Purchase Agreement between Pacific Lighting Gas Supply Co. and McFarland Energy,
         Inc. dated November 26, 1984.                                                                                     (d)
-----------------------------------------------------------------------------------------------------------------------------------

  (a) Included as Exhibit 2 in Registrant's Form 8-K for the month of July 15, 1988 and herein incorporated by reference.
  (b) Included as Exhibit 3 in Registrant's Annual Report on Form 10-K for the year 1987 and herein incorporated by reference.
  (c) Included as Exhibits on pages 713 through 770 of the Registration Statement No. 2-54844 and herein incorporated by reference.
  (d)   Included as Exhibit 10a and 10b in Registrant's Annual Report on
        Form 10-K for the year 1987 and herein incorporated by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------
(continued)


Exhibit
Number   Description of Exhibit                                                                 Page
-------  -----------------------------------------------------------------------------------    ----
10c      Business Loan Agreement dated April 20, 1994 and as amended on November 19, 1996        54

10e      Operating Agreement dated February 28, 1972 between Standard Oil Company of
         California and Jade Oil & Gas Co.                                                       (e)

10f      Operating Agreement-U93 dated February 28, 1972 between Standard Oil Company of
         California and Jade Oil & Gas Co.                                                       (e)

10h      Crude Oil Purchase Agreement between Huntway Refining Company and McFarland
         Energy, Inc. dated March 25, 1994 and as amended on February 19, 1996.                  (f)

10i      Executive Officer Employment Agreements                                                 (f)

11       Statement re computation of per share earnings                                         not required

12       Statement re computation of ratios                                                     not required

13       Annual report to security holders, Form 10-Q or quarterly report to security holders.  not required

18       Letter re change in accounting principles                                               (g)

22       Published report re matters submitted to vote of security holders                      none

23       Consent of Coopers & Lybrand, L.L.P.                                                    55

24       Power of Attorney                                                                      none

27       Financial Data Schedule                                                                 (h)

28       Information from reports furnished to state insurance regulatory authorities           none

99       Additional exhibits                                                                    none

----------------

(e) Included as Exhibit 10d, 10e, 10f, and 10g in Registrant's Annual Report on Form 10-K for the year 1992 and herein incorporated by reference.
(f) Included as Exhibit 10h and 10i in Registrant's Annual Report on Form 10-K for the year 1995 and herein incorporated by reference.
(g) Included as Exhibit 18 in Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and herein incorporated by reference.
(h)     Included in the Registrant's electronic filing on Edgar.

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         McFARLAND ENERGY, INC.
                                         (REGISTRANT)


                                             /s/J. C. McFarland
                                         -------------------------
                                         By:  J. C. McFarland
                                         (Chief Executive Officer)


                                             /s/Ronald T Yoshihara
                                         -------------------------
                                         By:  Ronald T Yoshihara
                                         (Vice President and Treasurer)
                                         (Chief Financial Officer)


                                             /s/Eileen C. Sugita
                                         -------------------------
                                         By: Eileen C. Sugita
Date:     March 12, 1997                 (Chief Accounting Officer)
      ---------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   /s/J. C. McFarland                        /s/William E. Carl
-------------------------------          -------------------------------
J. C. McFarland, March 12, 1997          William E. Carl, March 12, 1997
   (Director)                                  (Director)

   /s/John C. Capshaw                        /s/Daniel E. Pasquini
-------------------------------          ----------------------------------
John C. Capshaw, March 12, 1997          Daniel E. Pasquini, March 12, 1997
   (Director)                                  (Director)


   /s/John B. Pollara                        /s/Daniel J. Redden
-------------------------------          --------------------------------
John B. Pollara, March 12, 1997          Daniel J. Redden, March 12, 1997
   (Director)                                  (Director)



   /s/Herbert M. Rome
-------------------------------
Herbert M. Rome, March 12, 1997
   (Director)

Exhibit Index
-------------

Exhibit
Number      Description of Exhibit                                                         Page
-------     ----------------------                                                         ----
    3       Articles of incorporation and bylaws                                           (a)

    4       Instruments defining the rights of security holders, including indentures      (b)

    10a     Crude Oil Purchase Contact No. 972 between Standard Oil Company
            of California and McFarland Energy, Inc. dated March 11, 1975                  (c)

    10b     Gas Purchase Agreement between Pacific Lighting Gas Supply Co.
            and McFarland Energy, Inc. dated November 26, 1984                             (d)

    10c     Business Loan Agreement dated April 20, 1994 and as amended on
            November 19, 1996.                                                             54

    10e     Operating Agreement dated February 28 1972 between Standard Oil
            Company of California and Jade Oil & Gas Co.                                   (f)

    10f     Operating Agreement-U93 dated February 28, 1972 between Standard
            Oil Company of California and Jade Oil & Gas Co.                               (f)

    10h     Crude Oil Purchase Agreement between Huntway Refining Company and McFarland
            Energy, Inc. dated March 25, 1994 and as amended on February 19, 1996          (e)

    10i     Executive Officer Employment Agreements                                        (e)

    18      Letter re change in accounting principles                                      (g)

    23      Consent of Coopers & Lybrand L.L.P.                                            55

    27      Financial Data Schedule                                                        (h)


---------------------------------------------------------------------------------------------

    (a) Included as Exhibit 2 in Registrant's Form 8-K for the month of July 15, 1988 and herein incorporated by reference.
    (b) Included as Exhibit 3 in Registrant's Annual Report on Form 10-K for the year 1987 and herein incorporated by reference.
    (c) Included as Exhibits on pages 713 through 770 of the Registration Statement No. 2-54844 and herein incorporated by reference.
    (d) Included as Exhibit 10a and 10b in Registrant's Annual Report on Form 10-K for the year 1987 and herein incorporated by reference.
    (e) Included as Exhibit 10d, 10e, 10f, and 10g in Registrant's Annual Report on Form 10-K for the year 1992 and herein incorporated by reference.
    (f) Included as Exhibit 10c, 10h, and 10i in Registrant's Annual Report on Form 10-K for the year 1995 and herein incorporated by reference.
    (g) Included as Exhibit 18 in Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and herein incorporated by reference.
    (h) Included in the Registrant's electronic filing on Edgar.