Form 10-Q
period 1997-03-31
MCFARLAND ENERGY INC
filed 1997-05-14
CIK 63959

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ----------------------------------
                                 FORM 10-Q

    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934

For quarterly period ended               March 31, 1997
                          --------------------------------------------------
                                              or
  _____  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------   ---------------

                                   Commission File No.   0-8232
                                                         ------

                      McFARLAND ENERGY, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
   DELAWARE                                                 95-2756635
 -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

10425 South Painter Avenue, Santa Fe Springs, California    90670
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (562)  944-0181
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

                             Yes   X     No _______
                                 -----


Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                             5,727,422 Shares

                             McFarland Energy, Inc.
                            Statements of Operations
                                  (Unaudited)



                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1997            1996
                                                                          -------------   ------------
Revenues:
 Oil and gas                                                                 $6,887,000     $5,647,000
 Interest and other                                                             144,000        106,000
 Gain on sale of assets                                                          85,000         69,000
                                                                            -----------     ----------

                                                                              7,116,000      5,822,000
                                                                            ===========     ==========
Costs and expenses:
 Crude oil and gas production                                                 2,012,000      1,838,000
 Exploration, including dry holes
   and abandonments                                                             313,000        417,000
 Depletion and depreciation                                                   1,070,000      1,086,000
 General and administrative                                                     758,000        701,000
 Interest and other                                                              37,000        104,000
                                                                             ----------      ---------
                                                                              4,190,000      4,146,000
                                                                             ----------      ---------
Income before income taxes                                                    2,926,000      1,676,000
                                                                             ----------      ---------
Income taxes:
 Current                                                                        375,000         35,000
 Deferred                                                                       561,000        461,000
                                                                             ----------      ---------
                                                                                936,000        496,000
                                                                             ----------      ---------
Net income                                                                   $1,990,000     $1,180,000
                                                                             ==========     ==========

Net income per common share                                                       $0.35          $0.21
                                                                             ==========     ==========

Weighted average number of shares outstanding                                 5,697,255      5,642,442
                                                                             ==========     ==========

                             (See notes following)

                             McFarland Energy, Inc.
                                 Balance Sheets
                                  (Unaudited)

                                                                             March 31,           December 31,
                                                                           -------------        -------------
                                                                               1997                 1996
                                                                           -------------        -------------
                    Assets
                    ------
Current Assets:
  Cash and cash equivalents                                                $ 10,070,000         $  9,289,000
  Accounts receivable                                                         4,037,000            4,208,000
  Crude oil inventory                                                           237,000              316,000
  Materials and supplies inventory                                              243,000              176,000
  Prepaid expenses and other current assets                                     456,000              669,000
                                                                             ----------           ----------
    Total current assets                                                     15,043,000           14,658,000
                                                                             ----------           ----------
Property and Equipment                                                       90,517,000           88,911,000
  Less accumulated depletion and depreciation                               (53,628,000)         (53,274,000)
                                                                             ----------           ----------
                                                                             36,889,000           35,637,000
                                                                             ----------           ----------
Other Assets                                                                    159,000              155,000
                                                                             ----------           ----------
Deferred Tax Assets                                                                 ---              409,000
                                                                             ----------           ----------
                                                                           $ 52,091,000         $ 50,859,000
                                                                             ==========           ==========
      Liabilities and Stockholders' Equity
      ------------------------------------
Current Liabilities:
  Accounts payable                                                         $  2,424,000         $  2,497,000
  Royalties and revenue payable                                               1,724,000            1,786,000
  Cost advances from joint venture partners                                     159,000              163,000
  Other taxes payable                                                           379,000              504,000
  Other accrued liabilities                                                     374,000              950,000
                                                                             ----------           ----------
    Total current liabilities                                                 5,060,000            5,900,000
                                                                             ----------           ----------
Production Payment Notes                                                      2,377,000            2,558,000
                                                                             ----------           ----------
Deferred Income Taxes                                                           152,000                  ---
                                                                             ----------           ----------
Stockholders' Equity:
  Common stock, $1.00 par value                                               5,701,000            5,679,000
  Additional paid-in capital                                                 21,461,000           21,372,000
  Retained earnings                                                          17,340,000           15,350,000
                                                                             ----------           ----------
                                                                             44,502,000           42,401,000
                                                                             ----------           ----------
                                                                           $ 52,091,000         $ 50,859,000
                                                                             ==========           ==========

                             (See notes following)

                             McFarland Energy, Inc.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                           Three months ended March 31,
                                                                                          ------------------------------
                                                                                               1997            1996
                                                                                          --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $ 1,990,000     $ 1,180,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depletion and depreciation                                                                1,070,000       1,086,000
    Dry holes, abandonments and impairments                                                     267,000         332,000
    Deferred income taxes                                                                       561,000         461,000
    Gain on sale of assets                                                                      (85,000)        (69,000)
    Change in assets and liabilities:
     Decrease/(increase) in:
        Receivables                                                                             171,000        (753,000)
        Inventory                                                                                12,000        (139,000)
        Prepaid expenses and other current assets                                               213,000         166,000
     Increase/(decrease) in:
        Accounts payable                                                                        (73,000)        283,000
        Royalties and revenue payable                                                           (62,000)        279,000
        Cost advances from joint venture partners                                                (4,000)            ---
        Taxes payable                                                                          (125,000)       (248,000)
        Other accrued expenses                                                                 (576,000)       (137,000)
                                                                                              ---------       ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   3,359,000       2,441,000
                                                                                              ---------       ---------
CASH FLOWS (USED IN)/FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, including dry holes                                    (2,589,000)       (965,000)
  Amounts included in accrued liabilities                                                           ---      (3,429,000)
  Proceeds from sales of property and equipment                                                  85,000          69,000
  Other                                                                                          (4,000)        117,000
                                                                                             ----------       ---------
  NET CASH USED IN INVESTING ACTIVITIES                                                      (2,508,000)     (4,208,000)
                                                                                             ----------       ---------
CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES:
  Payments on debt                                                                             (181,000)        (96,000)
  Exercise of stock options                                                                     111,000          27,000
                                                                                              ----------       ---------
  NET CASH USED IN FINANCING ACTIVITIES                                                         (70,000)        (69,000)
                                                                                              ----------       ---------
NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                              781,000      (1,836,000)

Cash and cash equivalents at beginning of the year                                            9,289,000       6,974,000
                                                                                             ----------       ---------
CASH AND CASH EQUIVALENTS AT MARCH 31, 1997 AND 1996                                        $10,070,000     $ 5,138,000
                                                                                             ==========       =========


                             (See notes following)

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1997

-------------------------------------------------------------------------------
  Safe Harbor for Forward-Looking Statements: This Form 10-Q contains forward-looking statements. Such forward-looking statements and the business prospects of the Company are subject to many risks and uncertainties which may cause actual future results of the Company to differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in this report, as well as the following factors: volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, drilling and operations performance, the company's ability to replace reserves or implement its business plans, access to capital, uncertainties about estimates of reserves and environmental risks.
--------------------------------------------------------------------------------


Note 1.  Statement from Management
-------  -------------------------

    The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996.

Note 2.  Earnings per Share
-------  ------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaces the standards for computing earnings per share previously established by APB No. 15, "Earnings per Share (EPS)" by replacing the primary EPS with a presentation of "basic EPS" and requiring dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data, if necessary. Earlier application is not permitted. However, SFAS No. 128 permits disclosure of pro forma EPS in the notes to the financial statements. Under SFAS No. 128, EPS for the three months ended March 31, 1997 and 1996 would be unchanged for basic EPS and would be reduced by $0.01 for diluted EPS.

Note 3.  Credit Agreement
-------  ----------------

    On April 20, 1994, the Company entered into a credit agreement with its bank ("Credit Agreement") which consisted of a $5,000,000 unsecured revolving line of credit facility and a $6,000,000 seven-year term loan facility. On September 20, 1994, the Company amended the Credit Agreement which increased the revolving line of credit facility to $10,000,000 and replaced the bank's offshore interest rate option with a LIBOR plus 1.5% optional rate. At the option of the Company, the interest rate on borrowed funds is either the reference rate, a rate of interest publicly announced by the bank, the fixed rate, the rate agreed upon between the Company and the bank, or LIBOR plus 1.5%. The Credit Agreement contains certain covenants which require maintenance of minimum levels of net worth and working capital, maintenance of minimum or maximum financial ratios, and certain limitations on the incurrence of liens or encumbrances on the Company's assets. The Company is required to pay a quarterly commitment fee of
 .25% per annum on the unused portion of the revolving credit facility.

                            McFarland Energy, Inc.
                    Notes to Unaudited Financial Statements
                                March 31, 1997
                                  (Continued)

There are no compensating balance requirements and the Credit Agreement expires on June 1, 1997. As of March 31, 1997, there was no outstanding borrowing. The Company plans to renew the facility at its expiration.

Note 4.  Production Payment Notes
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

    The Notes are due February 1, 2001. The Company has the option to make the final payment of the outstanding balance in either cash, Company common stock, or a combination of both. The market value per share of common stock delivered will be based on the average quoted closing price on the National Association of Securities Dealers Stock Market for the twenty trading days prior to January 20, 2001. The Notes are collateralized by one of the Company's principal crude oil properties.

Note 5.  Commitments and Contingencies
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

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------

Liquidity
---------

    Net cash provided by operating activities before the change in current assets and liabilities in the first quarter of 1997 totaled $3,803,000, as compared to $2,990,000 for the same period in 1996. The 1997 results reflected sharply higher oil and gas prices and a moderate increase in barrel of oil equivalent ("BOE") production.

    California Midway Sunset field crude prices were at relatively high levels throughout the first quarter of the year, averaging $16.74 per barrel. This compares with $15.05 per barrel in the first quarter of 1996 and an average price of $15.78 per barrel received for the year 1996. Higher California crude prices reflect both an improved state economy and a narrowed "basis" differential between California heavy crude and West Texas Intermediate crude. This increase in relative value of California heavy crude appears to represent a permanent fundamental change in the California crude oil market that will continue to have long-term positive effects on the Company's future operating results and cash flows.

    The Company continues to hedge approximately one-half of its crude oil production through a third-party hedging arrangement. The hedging arrangement is based on a pre-established price range of Midway Sunset field posted prices. The purpose of the hedge is to ensure the Company a minimum level of cash flow to fund its capital commitments. When the monthly weighted average Midway Sunset field posted price is above the top of this range, the Company pays the refiner the difference up to a maximum dollar amount per barrel. When the Midway Sunset field posted price is below the bottom of the range, the refiner pays the Company the difference up to a maximum dollar amount per barrel. The current agreement expires on November 1, 1997. In the first quarter of 1997, the hedging arrangement reduced revenues by $224,000.

    First quarter natural gas prices averaged $2.98 per mcf compared to $1.72 per mcf received a year ago. The sharp rise in natural gas prices that began at the end of 1996 was short-lived, as prices declined throughout most of the first quarter and closed the period near their prior year levels. The recent extreme gas price volatility appears to reflect a fragile supply/demand equilibrium in the natural gas markets. Consequently, it is likely that future gas prices will continue to be seasonal and especially volatile during the peak demand winter months.

    Crude oil production in the first quarter of 1997 was down slightly from the prior year. This decline was primarily attributable to reduced steam injection at the Company's properties in the Midway Sunset field. As a result of the sharp increase in natural gas prices at the end of 1996 and halfway through the first quarter, the Company reduced its volume of steam injection by approximately 10-15%. While this operational decision had the effect of minimizing the impact of a 50% increase in steam costs, it correspondingly resulted in lower first quarter crude production. In addition, the Company has recently been advised by the third-party from whom it purchases its steam, that the volumes available for sale will be temporarily curtailed by approximately 35% until the middle of May. This situation should have only

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                   (Continued)

a minor short-term effect on the Company's operations. Once the curtailment period is ended, the Company plans to return to its normal volumes of steam injection at its Midway Sunset field properties.

    The Company's twenty-five well development drilling program in the Midway Sunset field is now underway and is expected to be completed in the second quarter. The Company expects this drilling, along with anticipated development drilling at some of its other California and Texas properties, to raise 1997 oil production above the prior year levels.

    Natural gas production increased 17% in 1997 to nearly 6,000 mcf per day. The rise in current year gas production was primarily attributable to the Company's interest in the Rio Vista gas unit, which is expected to account for nearly 25% of the 1997 gas production. The balance of the 1997 gas production is expected to come from the Company's properties in the Texas Oak Hill field (32%), California Northern San Joaquin Valley (25%) and various other properties located principally in Louisiana (18%). For 1997, the Company expects its natural gas production to equal or slightly exceed the prior year level.

    The Company presently maintains an unsecured $10,000,000 revolving line of credit facility which expires on June 1, 1997. The credit facility is to be used for producing property acquisitions. The Company plans to renew the facility at its expiration. The Company believes that it has substantially greater borrowing capacity should the need arise in order to make a significant producing property acquisition.


Capital Resources
-----------------

    Net working capital at March 31, 1997 totaled $9,983,000, up 14% from the beginning of the year. The increased net working capital reflects the Company's strong first quarter operating fundamentals. At the end of the first quarter, the Company had $10,070,000 of cash and cash equivalents.

    In the first quarter of 1997, capital expenditures totaled $2,589,000, consisting of development activities of $2,001,000, exploration activities of $478,000 and other general expenditures of $110,000.

    Development activities in the first quarter of 1997 consisted primarily of the commencement of the 1997 Midway Sunset field drilling program, other California development drilling, surface facility enhancements and various other maintenance type projects. For 1997, the Company has budgeted up to $5,700,000 for development type activities.

    Exploration activities in the first quarter consisted primarily of a dry hole drilled in Nye County, Nevada and prospect generating costs related to the Company's exploratory activities in the California Sacramento Valley. The Company plans to drill at least two exploratory wells in the Sacramento Valley

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                        Liquidity and Capital Resources
                        -------------------------------
                                  (Continued)

later this year. For 1997, the Company has budgeted approximately $2,200,000 for exploration activities focused principally in California.

    The Company believes that it will be able to fund its remaining 1997 capital budget with its existing cash balances and internally generated cash flow. Presently, the Company has a $10,000,000 unused line of credit facility and is highly confident that it could increase the amount significantly if it desired. In addition, the Company believes that it could obtain financing from other financial institutions or access the equity markets if funds were needed to consummate a significant producing property acquisition.


Impact of Inflation
-------------------

    The impact of inflation on the Company's capital costs and operations has not been significant in recent years due to the relatively low rates of inflation experienced in the United States.


NeW Accounting Standards
------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaces the standards for computing earnings per share previously established by APB No. 15, "Earnings per Share (EPS)" by replacing the primary EPS with a presentation of "basic EPS" and requiring dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data, if necessary. Earlier application is not permitted. However, SFAS No. 128 permits disclosure of pro forma EPS in the notes to the financial statements. See Note 2. of Notes to Unaudited Financial Statements.

                            McFarland Energy, Inc.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

                            Results of Operations
                            ---------------------
               Three Months Ended March 31, 1997 and 1996
               ------------------------------------------

    In the first quarter of 1997, oil and gas revenues increased 22% to $6,887,000, reflecting higher oil and gas prices and higher natural gas production.

    Crude oil production for 1997 totaled 320,000 barrels as compared to 329,000 barrels in 1996, or a 3% decline. Natural gas production increased 17% to 538,000 mcf in 1997, reflecting the additional interest acquired in the Rio Vista gas unit in September 1996. Production from the Rio Vista gas unit accounted for approximately 29% of the Company's total gas production in the first quarter of 1997.

    The average crude oil price received in 1997, without the effects of the hedge, was $17.28 per barrel as compared to $15.36 per barrel in 1996. The hedge decreased 1997 revenues by $224,000, or $0.70 per barrel. In 1996, the hedge decreased revenues by $304,000, or $0.93 per barrel. Natural gas prices averaged $2.98 per mcf in 1997 as compared to $1.72 per mcf received in 1996.

    Production costs for 1997 totaled $2,012,000, or a 9% increase from 1996. On a barrel of oil equivalent basis ("BOE"), lifting costs averaged $4.91 per BOE in 1997, as compared to $4.53 per BOE in 1996. This increase was due to higher steam costs at the Company's core properties in the Midway Sunset field.

    Exploration, dry holes and abandonment costs in 1997 totaled $313,000, reflecting a dry hole drilled in Nevada and related leasehold write-offs. General and administrative expense increased 8% to $758,000 in 1997 primarily due to higher legal fees and lower billed operators overhead in 1997. Higher income tax expense in 1997 reflects higher pretax income and an effective rate of 32% as compared to 30% used in the first quarter of 1996.

                            McFarland Energy, Inc.
                                 Form 10-Q
                               March 31, 1997

                                  Part II

Item 1.  Legal Proceedings
--------------------------

   (a) Operating Industries, Inc. ("OII") - "Unilateral Administrative Order"
   --- ----------------------------------------------------------------------
   from the United States Environmental Protection Agency ("EPA") dated March 7,
   -----------------------------------------------------------------------------
   1997
   ----

     The Company has advised the EPA that it intends to comply with that Unilateral Administrative Order ("Order") sent to the Company and six other companies by letter dated March 7, 1997 regarding, among other things, the operation of the leachate treatment plant at the Superfund site known as Operating Industries, Inc. ("OII"). Without admitting any liability, the Company intends to cooperate with the other parties involved and contribute to the fund for the required work and other deliverables consistent with its alleged allocable share. Certain members of the Steering Committee of other Potentially Responsible Parties at OII have agreed to accept the Company's contribution and undertake and be responsible for the Company's obligations under the actual terms of the Order. The said Steering Committee members are currently operating the leachate treatment plant at OII. The Company intends to contribute the sum of approximately $368,000 to the fund for the Order.



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

   (a)  Exhibits:                                Exhibit 27 - Financial Data
                                                 Schedule


   (b) Reports on Form 8-K:                      none

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    McFARLAND ENERGY, INC.


Date:     May 13, 1997              /s/Ronald T Yoshihara
     ----------------------         -------------------------------------------
                                    Ronald T Yoshihara
                                    Vice President and Treasurer
                                    (Chief Financial Officer)



                                    /s/Eileen C. Sugita
                                    -------------------------------------------
                                    Eileen C. Sugita
                                    Controller
                                    (Chief Accounting Officer)